Form 10KSB
period 1996-02-29
CYCLO 3 PSS CORP
filed 1996-06-13
CIK 895319

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

  OR

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                    COMMISSION FILE NUMBER 0-22720

                         CYCLO(3)PSS CORPORATION
     (Name of Small Business Issuer as specified in its charter)

           Delaware                                87-0455642
 (State or other jurisdiction of              (I.R.S. Employer
  Incorporation or organization)              Identification No.)

    3646 West 2100 South
    Salt Lake City, Utah                         84120-1202
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code:  (801) 972-9090

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
                  $.001 Par Value Common Stock

   Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]   No [ ]    .

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Issuer's revenues for the fiscal year ended February 29, 1996 were $442,632

   As of May 31, 1996, 10,524,338 shares of the Issuer's common stock were issued and outstanding of which 7,312,026 shares were held by non-affiliates.
As of May 31, 1996, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by NASDAQ) was approximately $20,108,072.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

  CyclO(3)PSS Corporation (the "Company") is in the business of research and development of technologies for the sterilization and/or disinfection of surgical and medical instruments; the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries; and the manufacture and sale of specialty chemicals.

  The Company is currently developing two medical sterilization technologies, one which utilizes ozone gas as a sterilant and a second which is a liquid chemical sterilant/disinfectant. The Company has developed a prototype ozone gas sterilization device using its proprietary ozone technology. The Company submitted a 510(k) Premarket Notification application to the Food and Drug Administration (FDA) on January 6, 1995
for the STER-O(3)-ZONE(TM) 100.   The Company and the FDA have since
been in communication regarding the application. The FDA has accepted the application for review and has begun the customary process of requesting additional information which the Company is gathering for evaluation. Based upon the volume of additional data requested by the FDA and the potential for additional design and engineering that will be required in order to produce the required data and substantiate the desired labeling, the Company is unable to predict the amount of time that will be required for the FDA to complete its review. The Company is prohibited from undertaking general marketing of the STER-O(3)-ZONE(TM) 100 device until final marketing clearance from the FDA has been received. The Company had previously planned on placing a limited number of initial products prior to receiving marketing clearance from the FDA pursuant to an Investigational Device Exemption (IDE) in accordance with the FDA rules and regulations. The Company has determined it prudent to postpone the placement of these units until such time as the labeling claims made pursuant to the application can be fully substantiated by ongoing internal testing and independent validation.

  The Company has developed technologies and products which it believes may be an effective alternative to current sterilization technologies. The Company has conducted five years of research, development and testing of its technology and products and has developed and constructed pre-production prototypes of its STER-O(3)-ZONE(TM) 100 model. The Company is also engaged in the development of a liquid chemical sterilant/disinfectant, SterOx(TM), which may compete with liquid chemical sterilants/disinfectants currently available in the market place.

  The Company, through internal technology development and the acquisition of another corporation, has developed products for sale to the commercial and institutional laundry markets. These products include:

     Ozone washing systems that enable laundries to reduce the amount of time and chemicals needed to launder textiles.

     Proprietary wash chemicals designed to be compatible with the ozone washing technology.

     Sorting and counting systems designed to improve the speed and accuracy of preparing soiled linens for washing operations.

  The Company has commenced sales of the ozone washing systems and the laundry sorting and counting systems. The Company expects to commence sales of its wash chemicals through licensees during the next fiscal year.

  The Company, through the acquisition of another corporation, has developed a line of specialty chemicals for sale to biomedical and research institutions. While the minimal revenues produced by CyclO(3)PSS
BioChemical Corporation have constituted a significant portion of total revenues during the year ended February 29, 1996, it is not expected to be a significant portion of sales if and when the Company's laundry and/or medical sterilization/disinfection products gain market acceptance.

  The Company is also pursuing the applications of the Company's technologies and expertise in the food processing and waste water treatment industries.

History and Business Development

  The Company was incorporated under the laws of the State of Delaware on November 14, 1927 under the name of Icthyol Oil and Refining Company.
The Company was originally formed for the purpose of engaging in the oil business. Subsequent to its incorporation, the Company ceased active business operations and was essentially inactive from the 1930's to 1987. In 1987, the Company acquired a license to manufacture and market surgical and medical sterilization products. Such license was subsequently terminated by the Company and the Company's current technology is not based upon the technology involved with such license.

  In February 1988, the Company effected a 15-for-1 forward stock-split increasing the number of shares issued and outstanding from 174,300 to 2,614,500.

  In February 1988, the Company effected a merger with a privately-held company known as Sterile Process Corporation and the Company's name was changed to Inter-Med International, Inc. This merger was accounted for as a reverse merger.

  Between 1987 and the third quarter of 1988, the Company exhausted essentially all of its financial resources in research and development activities and in the third quarter of 1988 terminated its operations.
Those persons serving as officers and directors of the Company at such time left the Company and the Company was again inactive. Such previous management is no longer affiliated with the Company.

  In April 1990, John M. Williams, William R. Stoddard and Craig R. Rousch agreed, at the request of the holders of a majority of the shares of the Company's common stock, to become officers and directors of the Company and to use their best efforts to assist the Company in obtaining financing sufficient to continue research and development efforts, to finalize product development, to obtain FDA clearance and to commence product marketing activities.

  In September 1990, the Company's name was changed to CyclO(3)PSS Medical Systems, Inc.

  Subsequent to April 1990, the Company has: (1) obtained equity funding of approximately $8,959,858 and debt funding of approximately $1,226,000; (2) abandoned its previous technology; (3)acquired a license to use a different ozone-generating technology; (4) conducted technology development, testing and improvement; (5) engaged in the research and development of a product line which management believes may ultimately be competitive in the market place; (6) acquired the company which owned the technology licensed to the

Company; (7) engaged in development activities aimed at diversifying the application of the Company's ozone expertise into non-medical industries; and
(8) acquired two companies which were active in diversified markets.

   On February 3, 1995, the Company's name was changed from CyclO(3)PSS Medical Systems, Inc. to its current name of CyclO(3)PSS Corporation to reflect the Company's expansion into non-medical markets.

   On June 1, 1995 the Company finalized the acquisition of Thermo-Chem
Inc. (TCI), a Utah-based company.  TCI was merged with  CyclO(3)PSS
BioChemical Corporation. TCI is in the business of developing technology relating to synthetic methods, new product formulations and molecular design for the purpose of manufacturing and marketing pharmaceutical chemicals to commercial and research libraries. The purchase of TCI was recorded at $175,000 reflecting the fair value of 43,750 shares of the Company's common stock in exchange for all of the outstanding stock of TCI. The acquisition was accounted for using the purchase method of accounting. The results of operations of TCI were not material prior to the acquisition.

The Sterilization Market

   A significant element in the operation of all health care facilities is the sterilization or disinfection of reusable surgical and diagnostic instruments. Sterilization is the absolute destruction of any virus, bacteria, fungus or vegetative state microorganisms, whether active or in a dormant spore state. Disinfection is a lower standard of microbial destruction which traditionally destroys all microorganisms with the exception of spore state viruses such as tuberculosis and hepatitis B, which may become reactivated when exposed to conditions present within the body. Conventional sterile processing procedures for medical instruments involve high temperatures (such as steam and dry heat units) or toxic chemicals (such as ethylene oxide gas) and are typically performed at central processing sites in health care facilities or near the area of use. Central site sterile processing requires multiple handling of instruments and time-consuming transportation to and from the site of patient care. Disinfection procedures commonly use liquid solutions which create hazardous chemical waste and may require special disposal procedures.
The safety and environmental risks and economic disadvantages associated with these processes, together with a number of trends in the health care industry, have created a market opportunity for new sterile processing technologies and products. The Company has developed a technology and product line which it believes to be a viable alternative to current technologies.

   As of 1991, a significant number of sterilization procedures utilized ethylene oxide (EtO) gas sterilization processes. EtO is highly flammable. Medical facilities typically use a 88% / 12% mixture of EtO and chlorofluorocarbon-12 (CFC-12) for gas sterilization. EtO is highly explosive and burns in excess of 3,000 degrees without requiring oxygen, making it extremely difficult to extinguish. CFC-12 has been added to EtO to counteract its combustibility. However, the use of CFC-12 has caused concerns relating to the possible adverse effect on the earth's atmospheric ozone layer. Concern for personnel working in sterilization areas has increased due to verification of the carcinogenic and mutagenic properties of EtO. Residual EtO escapes into the work place and many sterilization chambers have been vented into the atmosphere, posing potential health hazards for area residents.

   Due to government restrictions, health concerns and costs associated with the disposal of ozone depleting chemicals (ODCs), industry analysts have projected that the use of EtO in sterilization procedures will be reduced significantly in the next decade, and that the overall cost of using EtO will increase rapidly.

Sterilization Market Trends

   Several trends and concerns have developed which have created a market opportunity for alternative sterilization processes which avoid the health, environmental and financial problems associated with conventional EtO gas sterilization and other disinfection procedures. Such concerns and trends include the following:

         Heightened public and professional concern regarding the transmission of infectious diseases. This concern has increased the desirability of adopting sterilization (as opposed to disinfection) as the appropriate standard of practice for instrument preparation in minimally invasive surgical and diagnostic procedures and has augmented the demand for low temperature sterile processing systems that are compatible with sophisticated endoscopic instruments.

         Increased use of endoscopic instruments for minimally invasive surgical procedures that enter body cavities where infection could be catastrophic. New minimally-invasive surgical procedures create further demand for the use of expensive surgical instruments that often cannot be sterilized using high temperature processes and which must be rapidly sterilized between patient procedures to achieve maximum economic benefit. These procedures, although minimally invasive, still involve surgical invasion of body cavities where introduction of infectious microorganisms could have disastrous results.

         Increasing pressure facing the health care industry to contain costs and increase productivity. Economic constraints continue to force health care providers to increase utilization of expensive surgical and diagnostic instruments and increase staff productivity.

         Increased decentralization of the delivery of patient care. Many surgical and diagnostic procedures are now being performed in non-hospital facilities such as ambulatory surgical centers without ready access to central sterilization services.

         Public concern regarding the handling and disposal of toxic waste. The increasing burdens placed on institutions and industries using hazardous chemicals give a competitive advantage to low temperature instrument processing systems which do not generate toxic waste.

   The Company believes that the current trend towards minimally invasive procedures delivered outside the traditional hospital environment will continue. Many of these procedures utilize sophisticated and costly endoscopic equipment. The Company further believes that this trend, when combined with increasing concern about infectious diseases and hazardous wastes, will increase the demand for safe, rapid, low temperature, sterile processing and infection control systems such as the Company's STER-O(3)-ZONE(TM) 100 and other product models. However, there can be no assurance that there will be an increased demand for the Company's products or for products similar to the Company's products.

  Ozone Sterilization Technology

       Most common low-heat sterilants kill microorganisms by oxidation. Ozone is a powerful oxidizing agent. Ozone has an oxidation potential of 2.07 millivolts, nearly three times that of EtO's 0.699 millivolts. Ozone will oxidize fats, fatty acids, alcohol, albumin, blood, polychlorinated biphenyl
(PCBs) and other substances.

   Ozone has not been widely used as a medical sterilant because of the lack of an ozone generating technique efficient enough to be practical. Ozone (O(3)) is an unstable compound which has a short half-life under many conditions, after which it reverts to oxygen (O2). It must, therefore, be generated on site, as it cannot be effectively stored or containerized.

   The Company owns a patent for an ozone generating technology which, in a small package with low power consumption, produces the highly concentrated ozone that is needed for efficient medical sterilization. Previously available ozone generators adequate to produce the quantities and concentrations of ozone necessary for sterilization purposes were large, expensive and power hungry and required massive cooling systems. The cost, size, weight and limited output of these generators made them impractical for integration into medical sterilization devices. This new generating technology has enabled the Company to build a compact system which easily fits into a limited space and has power requirements which are easily met in the modern medical arena.

  The Company's proposed medical sterilization products have been designed to use highly concentrated and humidified ozone gas. These systems sterilize through a process which converts oxygen (O2) into ozone (O(3)), uses the ozone to achieve sterilization, and then reconverts the ozone into oxygen. The sterilization chambers provide for equal and effective distribution of the gas to the instrument surfaces and components.

  The Company's first sterilization product scheduled for completion and marketing, the STER-O(3)-ZONE(TM) 100, utilizes a unique chamber configuration wherein a slightly modified sterilization transport container is used as the primary sterilization chamber. This container is placed in the secondary safety chamber and connected via internally developed patented "quick-connect" fittings which close and seal during the disconnect procedure and are easily accessible for cleaning and sterilization. This configuration will provide practitioners with sterilized instruments contained in a "portable sterile field" for transport to the area of use or to storage for later use.

Proposed Sterilization Products

  As a result of its research and development efforts and market research, the Company has initially identified three sterilization products, each of which will utilize the Company's ozone gas sterilization system. The FDA 510(k) Premarket Notification for the Company's first product, the STER-O(3)-ZONE(TM)
100, was filed on January 6, 1995.   Additional information about
the Company's initial proposed product line is as follows:

      THE STER-O(3)-ZONE(TM) 100 has a 1.5 cu. ft. master chamber that utilizes a modular sterilization container/chamber system jointly developed by the Company and Genesis, Inc., which was subsequently acquired by the
  V. Mueller Sterile Container Division of Baxter Healthcare Corp (Baxter). Baxter's only ongoing interest in the container/chamber system is to provide the pre-modification containers to the Company pursuant to an OEM agreement. This modular approach offers maximum utilization of the system and will be used between cases in the operating room and as needed in the Emergency and Intensive Care Units. The list price for this model, complete with the necessary accessory container/chambers, is expected to be approximately $70,000. The Company believes that this product addresses the need for fast, low temperature, dry and environmentally responsible sterilization of expensive and delicate instruments between surgical procedures.

        THE STER-0(3)-ZONE(TM) 800 will be a larger version of the STER-O(3)- ZONE(TM) 100 and has an 8.3 cu. ft. sterilization chamber. It will be used in central processing areas of hospitals and clinics as well as other specialty areas. The list price for this unit is projected to be approximately $100,000.

         THE RETR-O(3)-ZONE(TM) SYSTEMS are intended to be custom designed and engineered ozone based sterilization systems to retrofit existing larger EtO and/or steam sterilizers enabling the replacement of EtO or steam with ozone gas as the sterilant. The price range of these systems will be dependent upon the size and configuration of the system being replaced, but is currently projected to be in the $115,000 to $150,000 range. Market entry of this device is dependent upon materials compatibility and may be initially utilized in manufacturing and laboratory settings. The Company currently intends to introduce and market these systems within 30 months after market entry of the STER-O(3)-ZONE(TM) 100.

        LIQUID CHEMICAL STERILANT (STEROX(TM)) The Company is engaged in the research and development of a liquid chemical sterilant/disinfectant which may compete with liquid chemical disinfectants currently available in the marketplace. In some situations, the use of a liquid chemical sterilant may be more practical than ozone-based sterilization procedures due to costs, size and other factors.

   The Company's activities in the medical sterilization market have been limited to research and development of its technologies and proposed initial product line. The Company has not yet marketed any medical products and there can be no assurance that it will ever market products. There can be no assurance that the product line currently proposed will not be significantly changed in the future. There can be no assurance that any of the products currently planned for distribution will ever be introduced in the marketplace.

Anticipated Procedure For FDA Review

   Some of the products which are intended to be sold by the Company will be medical devices and will therefore be subject to the rules and regulations of the FDA. The first product for which the Company is seeking FDA marketing clearance is the STER-O(3)-ZONE(TM) 100.

   A 510(k) Premarket Notification was filed with the FDA on January 6,
1995. The Company may commence product distribution efforts in an attempt to place a limited number of the STER-O(3)-ZONE(TM) 100 units in medical facilities and clinics for clinical evaluation. Such initial product distribution would be pursuant to an Investigational Device Exemption (IDE) under FDA rules and regulations. The Company has determined it prudent to postpone the placement of these units until such time as the labeling claims made pursuant to the application can be fully substantiated by ongoing internal testing and independent validation.

   If the FDA review process is successfully completed, the Company will receive a determination from the FDA that the STER-O(3)-ZONE(TM) 100 is "Substantially Equivalent" to products currently marketed. If the FDA determines that the product is Substantially Equivalent, the Company will be able to commence active marketing efforts to hospitals, clinics and other facilities.

   The Company originally anticipated that the FDA review process would take approximately 6 to 18 months. However, the accumulation of the additional data requested to support the desired "wide-use" label claim is taking longer than anticipated and the Company has revised the anticipated time frame to range from 24 to 30 months from application. However, there can be no assurance that the review process will be completed within a 24 to 30 month period or that the review process will result in FDA marketing clearance.

   The Company initially intended to file the 510(k) Premarket Notification during the last quarter of 1993 or the first quarter of 1994. In early 1994, the Company determined that it would delay the filing of the FDA 510(k) Premarket Notification for the STER-0(3) -ZONE(TM) 100 by approximately six to nine months and the application was ultimately filed on January 6, 1995. The Company elected to use this time to make certain engineering revisions to the STER-0(3) -ZONE(TM) 100. Recent actions by the FDA have caused the general 510(k) Premarket Notification process to require more detailed information than in the past. Increasing acceptance in the United States of ISO (International Organization for Standardization) product design standards also caused the Company to make certain revisions to the product. The Company believes that the potential benefits of the engineering revisions may outweigh any disadvantages in delaying the product introduction.

The Commercial and Institutional Laundry Market

   The commercial and institutional laundry market is broken down into four main sectors: hospitality (hotel and restaurant linen), health care (hospitals and nursing homes), industrial (uniform rental and industrial towels) and dust control (rubber-backed mats and dust mops). Commercial laundries may process the entire spectrum of products while institutional laundries are often owned by hospitals, nursing homes or hotels and solely process their own textile goods.

       According to the 1987 Census of Service Industries, there are 1,338 linen supply laundries and 1,379 industrial supply laundries in the United States. The company estimates there are additionally some 27,500 institutional laundries in the United States.

    Most commercial laundries supply both linen and industrial textiles and may be reflected in either category mentioned above. This commercial market segment was the initial target for the company's Ozone Washing System products.

    All commercial and institutional laundries use large quantities of water and wash chemicals to process textile products. The company's Ozone Washing Systems are installed at laundry facilities. Ozone is generated and dissolved into laundry wash water at key times during the wash process. The ozone oxidizes soil molecules, causing large soil molecules to fragment into smaller molecules. This helps soils to break free from fabrics faster and to dissolve more completely in the wash water.

       Benefits to Ozone Washing System users include the ability to reduce the wash cycle times required to process the laundry and the ability to wash with lower temperature water. This allows Ozone Washing System customers to reduce their usage of electricity, water, water-heating energy, and manpower, as well as to increase the capacity of existing laundry plants and to lower their capital equipment expenditures.

  Commercial and Institutional Laundry Market Trends

       Several existing market trends and concerns have created an opportunity for alternative washing processes such as ozone washing. These trends and concerns include the following:

      Heightened need for cost containment and increased productivity. The commercial laundry market is very competitive and is currently undergoing some industry consolidation. Economic constraints provide continual pressure for laundries to cut costs and increase utilization of capital equipment and labor.

      Stricter environmental restrictions on discharging water effluent. Existing and proposed federal and local waste water regulations are becoming more restrictive, placing many laundries in the position of facing fines or closure because of high waste water output.

      Need for greater sanitization. Increased public concern about the transmission of infectious diseases has increased the burden on textile processors, especially those in the health care sector, to provide improved sanitization in laundry operations.

      Increased public concern regarding conservation of natural resources and energy. As large consumers of water and energy, many laundries are seeking technologies that will allow them to conserve resources.

       The Company believes that its Ozone Washing Systems provide numerous operational benefits that are attractive to laundries that are motivated to cut costs and increase capacity. The Company is also developing proprietary marketing programs designed to help the Company's customers communicate information regarding ozone's superior sanitization and resource conservation capabilities. The Company further believes that its Ozone Washing System provides superior performance compared to other ozone technologies that have been introduced to the laundry markets. However, there can be no assurance that there will be an increased demand for the Company's products or for products similar to the Company's products.

  Commercial and Institutional Laundry Ozone Technology

       The Company has successfully installed 14 first-generation Ozone Washing Systems in major commercial laundries in the United States and Canada.
  These systems consist of a large industrial ozone generator; a distribution panel constructed to distribute ozone to individual washing machines within a laundry facility; pumps, filters, and piping systems used to transport ozone and ozonated water within the laundry facility; and PLC (Programmable Logic Controller) computer systems that control the function of the ozone system. Additionally, the company has installed ozone safety monitoring devices and recirculation loops that are used to reuse wash water in some plants.

       The Company is now beginning to market a second generation Ozone Washing System that includes all of the previous features, but adds enhanced Management Information Systems, chemical delivery systems, and waste water treatment options.

       The Company's Ozone Washing System is the subject of a patent application that has been filed in the United States. The outcome of the patent proceeding cannot be predicted.

  Commercial and Institutional Laundry Products

  The Company's Ozone Washing System products include the following:

      THE OZO(3)-CLEAN(TM) SYSTEM 2000 is the trade name of the second generation Ozone Washing System. The product consists of equipment suited for permanent installation in large commercial laundry facilities. Retail cost of the system ranges from $150,000 to $300,000, depending on the size of the laundry facility and the number of options selected by the customer.

      THE ZONO(3)-CHEM LINE OF WASH CHEMICALS is the formulation of approximately 8 detergents and chemicals used in the wash process. The company has entered into a license agreement with a laundry chemical supplier for the distribution of these chemicals. CyclO(3)PSS Textiles will offer these chemicals to its Ozone Washing System customers through licensed providers. By using CyclO(3)PSS formulated and supplied wash chemicals, the customers will be better assured of consistent performance by the Ozone Washing System.

      SKID-MOUNTED OZO(3)-CLEAN(TM) SYSTEMS are being constructed for use in two settings. They are designed as a smaller, self-contained Ozone Washing System mounted to a single platform. These systems can be used to demonstrate the ozone washing process in large facilities. These compact systems are also expected to become the model for the company's entry into the institutional segment of the market, which typically features smaller customer facilities.

  Other Laundry Products

       The Company also markets a Material Handling System that was acquired with Innovative Textile Technology, Inc. The VAC Soil Counting System sorts, counts and conveys soil textiles through the use of vacuums, a series of tubes, a computer terminal, infra-red eyes and holding bins. The system is designed to count the number of pieces of each type of laundry, by customer, and provide the appropriate billing codes to the Accounting Department in order to maintain inventory control, work scheduling records, and billing requirements. The system operates by counting the number of each type of laundry that is fed through a vacuum tube through a temporary holding bin, prior to transportation to the washing area of the laundry facility. The speed and accuracy of the vacuum system as opposed to manually counting and sorting, improves overall work flow in the commercial laundry and provides a cleaner environment for processing soiled linen. The Company's VAC Soil Counting System allows for a variety of types of laundry being sent through the system at any one time and sorts various types of laundry for washing purposes.

       The Company, and its predecessors, have sold and installed over forty VAC Soil Counting Systems in the United States and Canada and provides periodic service to many of those facilities. VAC Soil Counting Systems sell for a retail price of between $94,000 and $340,000 depending on the size and layout of individual customer laundry facilities.

  Specialty Chemicals Market

       Through the Company's CyclO(3)PSS BioChemical Corporation subsidiary, the Company supplies specialty fine organic chemicals and custom synthesis services to pharmaceutical, chemical, and biochemical researchers worldwide. CyclO(3)PSS BioChemical Corporation's primary services include:

      Offering rare or difficult to synthesize organic and biochemical products for individual researchers and large chemical, biochemical, and pharmaceutical firms.

      Providing products and services for special projects.

      Producing isolates of plant and animal tissue extracts for research or product purposes.

       CyclO(3)PSS BioChemical Corporation (CBC) sells over 250 specialty chemicals and pharmaceuticals to researchers and scientists both in the United States and abroad in very small quantities. The manufacturing facilities of CBC does not currently meet Good Laboratory Practices(GLP) or Good Manufacturing Practices (GMP) and therefore, the products are not sold for use in human trials or studies. Many of CBC's current products are sold through larger chemical distribution companies. While the minimal revenues produced by CBC have constituted a significant portion of total revenues during the year ended February 29, 1996, it is not expected to be a significant portion of total sales if and when the Company's laundry and/or medical sterilization/disinfection products gain market acceptance.

  Proprietary Technology, Patents,  and Trademarks

       The Company has developed technologies which it believes will enable it to offer effective medical and surgical product sterilization systems, as well as support product development in certain non-medical application. The Company's gas sterilization technology has been developed around an ozone generation technology patented and owned by CleanTech International, Inc., which was acquired by the Company in January 1994. Utilizing such ozone generation technology as the "core" for the Company's products, the Company has developed technologies with various components and modules which are integrated into a sterilization product and system. The Company has, and will continue to, seek patent protection for various components, technologies and systems it develops when appropriate, and will attempt to protect other components, technologies and systems through trade secret protection.

       License from CleanTech International, Inc. and Subsequent Acquisition of
  CleanTech International, Inc.   On June 4, 1991, the Company entered into a
  license agreement with CleanTech International, Inc. ("CTI") whereby CTI granted the Company the exclusive worldwide license to manufacture, license and sell the ozone generator developed by CTI, and any improvements thereon, for worldwide uses related to sterilization or disinfecting devices intended for sale to and use by medical, hospital and dental facilities for human and animal health care, including medical product manufacturers and suppliers.

       Effective January 1994, the Company acquired CleanTech International, Inc. The former shareholders of CleanTech International, Inc. were issued shares of the Company's common stock and cash in connection with the acquisition.

       CleanTech International, Inc.'s assets consisted primarily of patents relating to the ozone generation technology and its license agreement with the Company. CleanTech had no other licenses and had not generated income from any other source other than the Company.

       The acquisition of CleanTech International, Inc. provided the Company with ownership of the technology for an amount equal to or less than the minimum royalties called for in the licensing agreement. Additional benefits are provided to the Company through absolute ownership of the technology, giving it the opportunity to expand, should it be determined appropriate to do so in the future, into other markets requiring ozone generation which were previously prohibited under the licensing agreement.

       Patent Applications. To date, the Company has filed twelve patent applications with the United States Patent and Trademark Office. As of the date hereof, eight of these patents have been granted, three of the patents are still pending and one of the submissions has been denied by the Patent Office and the Company has determined not to resubmit such application. The patent submissions relate to various component parts or technologies used in CyclO(3)PSS sterilization, laundry products and chemical compounds.

     The eight patents granted and grant dates are identified as shown in the following list:

                                             Title                 Grant Date

       1. Method for Producing Ethynylated Aromatic Compounds      05-12-1987
       2. Laundry Transfer and Counting Apparatus                  07-18-1989
       3. Ozone Generator                                          09-08-1992
       4. Ozone Sterilization System Secondary Safety Chamber      11-30-1993
       5. Limited Restriction Quick Disconnect Valve               01-25-1994
       6. Ozone Sterilization System Spent Agent Destruct and
            Mixing System                                          08-02-1994
       7. Ozone Sterilization Vapor Humidification Component       09-06-1994
       8. Fluid Chemical Biocide                                   04-04-1995


       Foreign patent proceedings, where applicable, have been initiated for patents that have been granted in the United States.

       The three currently pending patent applications are identified and dated as shown in the following list:

                    Title                                     Application Date

       1. Cold Water Ozone Disinfection                          11-30-1995
       2. Cold Water Wash Formula                                01-03-1996
       3. Laundry Ozone Injection System                         09-30-1994(1)
            1 Reapplied for on                                   06-06-1995

       Trademarks. The Company has filed trademark applications with the United States Patent and Trademark Office for the trademarks "STER-0(3)-ZONE(TM)", "RETR-O(3)-ZONE(TM)" and "STEROX(TM)." All three applications have been allowed but the trademarks have not yet been issued. The Company also has filed a trademark application for its "OzO-Clean 2000TM" ozone laundry system, seven trademark applications for its "ZonO-ChemTM" line of laundry chemicals and an additional trademark application for the "Ozone For The EarthTM" symbols for its marketing programs.

  Research and Development Activities

       The Company intends to engage in continuing research and development on systems for use by manufacturers of products requiring sterilization prior to customer shipment. In many cases, the products requiring sterilization contain heat and radiation sensitive materials. Because of this, EtO gas sterilization has been the only viable option available for some manufacturers and is currently used by many such makers of medical devices and disposable products. Packaged goods sterilized in large commercial EtO systems typically require lengthy EtO exposures, followed by a "quarantined" aeration period prior to release for shipment.

       Preliminary tests have indicated that the Company's technology may enable the conditioned ozone gas to penetrate numerous layers of various wrapping materials, providing sterilization of the wrapped goods. Due to the relatively rapid natural decay of ozone gas into ordinary oxygen, aeration will probably be unnecessary. In contrast, packaged goods often require 7-10 days of aeration after sterilization in EtO. With the minimal recurring costs of the ozone gas technology and the elimination of environmental hazards and lengthy degassing periods, the Company believes it may be able to provide an effective sterilization alternative for many product manufacturers. The Company also intends to continue testing of the STER-O(3)-ZONE(TM) 100 to validate the system's performance with a wide range of medical instruments and devices and to continue research and development activities pertaining to products and potential products in the laundry, food processing and waste water treatment markets.

       The Company's research and development work is currently done on an in-house basis, utilizing services of independent testing laboratories and contract engineering firms on an as-needed basis.

       The Company incurred research and development expenses of $816,517 and $947,101 for the years ended February 29, 1996 and February 28, 1995. The decrease of $130,584 was due to cost curtailment measures implemented by the Company as capital resources diminish. These measures, however, have slowed the completion of some projects. The Company intends to further develop its technologies for additional commercial uses and marketplaces as resources become available and/or suitable strategic alliances are negotiated.

  Manufacturing

       The Company's products are assembled from a variety of component parts. The component parts include, but are not limited to microprocessors, ozone generators, sterilization containers, various electronic parts, structural frames, ozone destruct systems, ozone humidification systems, ozone liquid injectors, compressors, valves and fittings, and various sensors and monitoring devices. The Company assembles and tests each of its products on an in-house basis. The Company relies on outside vendors for various parts and sub-assemblies.

  The Company does not intend to be a basic manufacturer.

       The ozone generator is the device that creates the ozone gas used in the Company's sterilization process. The ozone generator is the "engine" of the Company's sterilization process and a key component in each sterilization unit. The ozone generator, which will be contained in the Company's sterilization products, is manufactured by the Company from component parts and packaged in a modular "slide-in" chassis.

       The Company also purchases large industrial ozone generators from outside vendors for use in laundry and other applications.

       The Company's products are currently designed to utilize standard 80386SX microprocessor "mother boards," along with PLC controllers and several custom circuit boards built by independent manufacturers pursuant to the Company's specifications.

       Surgical and medical instruments requiring sterilization are inserted into a modular sterilization container/chamber system jointly developed by the Company and Genesis, Inc., the sterile container division of the V. Mueller division of Baxter Healthcare Corp. The sterilization chamber is manufactured by Genesis, Inc. and supplied to the Company for modification on an as-needed basis for inclusion in the Company's products.

       The Company believes that, with the exception of the ozone generator used in the medical sterilizer, which is manufactured by the Company, most of the components and sub-assemblies are available from multiple sources.

  Marketing

       The Company does not anticipate undertaking wide-scale marketing efforts of clinical sterilization systems for at least the next year, during which time it will be engaged in the FDA review process. Currently, the Company anticipates marketing its medical products through in-house sales efforts and through independent surgical product dealers.

       The Company markets laundry industry products through in-house sales efforts.

       The Company markets specialty chemicals through in-house sales efforts and through independent chemical distributors.

  Competition

       The Company has developed and intends to market a surgical and medical product sterilization device which uses ozone gas as the sterilant. There currently exists a number of methodologies and commercial products for general sterilization purposes. AMSCO International and Steris Corporation (recently combined via acquisition of AMSCO by Steris), the Castle Division of MDT Corporation, J&J Medical, Inc. (a subsidiary of Johnson & Johnson), Abtox Corporation and the Medical-Surgical Products Division of 3M Corporation are well-known U.S. companies offering products for general sterilization and disinfection. Competition in the market served by the Company is based upon product design and quality, product innovation, and product serviceability that results in the greatest overall value to the customer. In addition, there is significant price competition among various instrument preparation processes.

       J&J Medical is currently marketing a product for low temperature sterile processing based on hydrogen peroxide technologies. Abtox is currently marketing a product for low temperature sterile processing based on hydrogen peroxide and peracetic acid technologies. Other smaller, early stage companies are believed to be working with a variety of other technologies and sterilizing agents, including plasma, chlorine dioxide and formaldehyde.
  In addition, a number of companies are developing disposable medical instruments and other devices designed to address the risk of contamination. The Steris Corporation technology is a liquid chemical process which sterilizes instruments and devices at or near the site of the patient procedure.

       The Company has not yet commenced marketing of its medical products. When it does, however, it will undoubtedly face substantial competition from companies currently selling sterilization products and procedures and from other companies as new processes enter the market. Many of the Company's existing or potential medical competitors have substantially greater financial, technical and human resources than the Company. Accordingly, the Company's competitors may succeed in developing and commercializing products more rapidly than the Company.

       The Company's laundry products are in competition with several small producers of ozone washing systems. These competitors include Tri-O-Clean Systems, Oxygen Technologies, and Envirozone. The Company believes that each of these competitors is a small, early stage enterprise.

       The Company's specialty chemicals products are unique products with limited markets and fragmented competition.

  Government Regulation

       The STER-O(3)-ZONE(TM) 100 is a medical device subject to the provisions of the Food, Drug and Cosmetic Act (the FDC Act) and implementing regulations. The 1976 Medical Device Amendments and the
  Safe Medical Device Amendments of 1990 provides comprehensive regulation of all stages of development, manufacture, distribution and promotion of medical devices. The two primary regulatory routes by which to bring a product to market are: the Premarket Approval Application (PMA) and the Premarket Notification (510(k) Notification). The PMA requires a comprehensive review of specified pre-clinical and clinical data, which results in a finding that a device is safe and effective for its designated indicated use. The 510(k) Notification permits marketing upon a demonstration to the FDA's satisfaction that a device is "Substantially Equivalent" to a device already in commercial distribution. In general, the clearance process can require extended periods of testing. Review of submissions can take prolonged, indefinite periods of time and involve significant resource expenditures. There is no certainty that the FDA will clear any given device for marketing.

      The Company has filed a 510(k) Notification in connection with the STER-O
  (3)-ZONE 100(TM). (See "Description of Business - Anticipated FDA Review Process.")

      Even if the Company obtains FDA clearance to market products under the 510(k) Notification, the manufacture, distribution and promotion of any medical device by the Company cleared for distribution is also extensively regulated by the FDA. All devices must be manufactured in accordance with Good Manufacturing Practices specified in implementing regulations under the FDC Act. These practices control every phase of production from the incoming receipt of raw materials, components and subassemblies to the labeling, tracing of consignees after distribution and follow-up and reporting of complaint information. The FDA has the authority to conduct unannounced inspections of all facilities where devices are manufactured or assembled, and if the investigator observes conditions which might be violations, those conditions must be corrected or satisfactorily explained, or the Company could face regulatory action that might include physical removal of the product from the marketplace. The FDA also regulates and supervises labeling for devices.

       Recently, the FDA has pursued a more rigorous enforcement program to ensure that regulated firms comply with the provisions of the FDC Act. A firm not in compliance may face a variety of regulatory actions, ranging from warning letters, product detention, device alerts and mandatory recalls or field corrections to seizures, injunction actions, civil penalties and criminal prosecutions of the Company and/or responsible individual employees, officers or directors. The commencement of any action against it of the type described above could seriously impact the Company's ability to conduct business.

       The Company also plans to commercially distribute its medical products in foreign countries in the future. Its products will be subject to a wide variety of laws and regulations in these markets, ranging from simple product registration in certain countries to complex clearance and production controls in others. The extent and complexity of regulation of medical devices is increasing worldwide. The Company anticipates that this trend will continue, and that the cost and time required to obtain approval to market in any given country will greatly increase, with no assurance that such approval will be obtained.

  Other Business Opportunities

       The Company intends to continue diversifying its current business activities by entering into other lines of business which are related or unrelated to its current activities. The Company may attempt to enter into new lines of business through acquisitions or by initiating operations
  internally.   There can be no assurance that the Company will be able to effectively diversify its business activities.

  Insurance

       Currently, the Company does not have product liability insurance for it's medical sterilization systems. Prior to the time the Company commences medical product distribution, it will attempt to obtain product liability insurance, however, there can be no assurance that the Company will obtain product liability insurance protection or if obtained, that such insurance will fully cover future product liability claims if they arise.

  Employees

       The Company and its subsidiaries employ thirty three full-time employees as of February 29, 1996. None of the Company's employees are covered by a collective bargaining agreement.

  ITEM 2.  PROPERTIES

       The Company leases approximately 14,850 square feet of office and research laboratory space at 3646 West 2100 South, Salt Lake City, Utah 84120. The lease expires December 31, 1997 and requires monthly lease payments of $6,173. The Company has two, one-year options to renew the lease with a five percent (5%) rent increase. The Company's facilities are adequate for its current needs. In the event that the Company's business operations expand in the future, it anticipates that it will be able to find suitable additional facilities at competitive rates.

       In addition to the Salt Lake location, one of the Company's subsidiaries, CyclO(3)PSS Textile Systems, Inc. currently leases approximately 750 square feet of office space for a service and support office in Tucson, Arizona.
  The lease expires September 30, 1997 and requires monthly lease payments of $250.

  ITEM 3.  LEGAL PROCEEDINGS

       On October 27, 1995, a Motion for Summary Judgement in Utah Supreme
  Court was granted to certain former stockholders with respect to an allegation that shares owned by the former stockholders had been wrongfully canceled in April 1990. The ruling provides for the reissuance of 354,406 canceled shares. The Company and legal counsel believe the summary judgement was incorrect and intend to vigorously appeal this decision. At the time the stock was originally canceled in 1990, the Company was financially insolvent, the stock was not listed on any exchange, and the Company's stock had an indeterminate value. Management believes the outcome of this litigation will not have a material impact on the Company's financial position or results of operations. Accordingly, the Company has not made an accrual for a potential loss as both the resolution of this litigation and the value, if any, that would be ascribed to the stock is not determinable.

       At year end, the 354,406 shares were reserved for future issuance. Subsequent to February 29, 1996 the shares were issued and placed in escrow awaiting the results of the appeal.

       The Company is involved in other legal actions and claims arising in the ordinary course of business. Management believes, based on advise of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows.

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders.


                       PART II

  ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK
                AND RELATED SECURITY HOLDER MATTERS

  Market for Common Stock

        The Company's common stock is currently listed on the NASDAQ Small-Cap Market under the symbol "OZON". Currently, there is only limited trading activity in the Company's common stock and the quotations set forth below reflect such limited activity. There can therefore be no assurance that quotations will not fluctuate greatly in the future in the event trading activity increases or decreases. The information contained in the following table was obtained from the NASDAQ Stock Market and from various broker-dealers and shows the range of representative trading prices for the Company's common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions:


                       Year Ended         Year Ended             Through
                   February 28, 1995   February 28, 1996       May 31, 1996
                     High      Low      High      Low         High        Low

  First Quarter  $   9.50   $  5.50  $  5.75   $  2.75       $ 5.13    $  2.50
  Second Quarter     7.88      4.50     4.75      3.25
  Third Quarter      6.88      5.75     4.31      2.50
  Fourth Quarter     6.13      3.63     3.25      2.50


  Holders
       The number of record holders of the Company's common stock as of May 31, 1996 was 372. The Company believes the actual number of beneficial shareholders exceeds 1,000. There are numerous shareholders that hold the Company's common stock in the "street name" of their various stock brokerage houses.

  Dividends

       The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future.
  It is the present intention of management to utilize all available funds for the development of the Company's business.

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS

   General

       The Company was an inactive corporation from the 1930's to 1987. From the commencement of operations in 1987 until July of 1994, the Company was in the development stage engaged primarily in the research and development of its products. From the period since reactivation (March 2, 1987) to February 29, 1996, the Company had incurred a cumulative net loss of approximately $8,522,243. The Company expects to continue to incur losses into next year.

       Prior to July 1994, the majority of the Company's efforts were directed to research and development of its ozone-based medical equipment sterilization technology and related products. Although the Company may place a minimal number of its sterilizers, it has determined it prudent to postpone the placement of these units until such time as the labeling claims made pursuant to the application can be fully substantiated by ongoing internal testing and independent validation. The Company will not commence wide-scale marketing efforts in the clinical marketplace until and unless it obtains FDA marketing clearance of its products. The Company filed a 510(k) Premarket Notification with the FDA on January 6, 1995. Based upon the volume of additional data requested by the FDA in their first response, and the potential for additional design and engineering that will be required in order to produce the required data and substantiate the desired labeling, the Company cannot predict how long the FDA review and approval process of this submission will take.

       On May 31st, 1995, CyclO(3)PSS Textile Systems, Inc., (CTS) a wholly owned subsidiary of the Company closed its offices in West Chester, Pennsylvania, and the operations were moved to the corporate headquarters in Salt Lake City, Utah. All employees and management of the Philadelphia operations were terminated. The move enabled the utilization of the design and engineering expertise of the Salt Lake organization to correct the production issues experienced by the subsidiary in designing and installing the line of systems and products. The direct expenses of the move along with resources expended on the redesign, coupled with the indirect costs of an extended period of dormant sales activity and revenues during redesign and reintroduction of the products contributed significantly to the Company's loss.


       CyclO(3)PSS BioChemical Corporation, (CBC) also a wholly owned subsidiary of the Company, was purchased in October of 1994 contributing only modestly to the prior year revenues. The subsidiary was moved into new laboratories in January of 1995, contributing its first full year of revenues
  to the Company, as reflected on the accompanying financial statements.   CBC
  provides contract custom synthesis and contract biochemical research and development. They also produce an ongoing product line of over 250 scientific compounds in addition to providing invaluable scientific expertise in all areas of the Company product development activities.

       The Company's future operating results will depend on many factors, including the timing of the FDA marketing clearance, the demand for the Company's medical sterilization products at that time, and industry acceptance of the Company laundry technologies, system equipment and attendant products. Additional factors include the Company's ability to manufacture and market its products on a cost-effective basis, the level of competition and the ability of the Company to develop product enhancements and new products and to obtain the required financing.

  Results of Operations

       The Company's gross revenues were $442,632 for the year ended February 29, 1996, and $945,567 for the year ended February 28, 1995. Only two of the Company's wholly owned subsidiaries are currently contributing to the Company gross revenues, CTS and CBC. CTS's revenues were $202,525 for the year ended February 29, 1996, and $886,853 for the year ended February
  28, 1995.  CBC's revenues were $240,107 for the year ended February
  29,1996, and $58,714 for the year ended February 28, 1995. The reduction in the revenues of CTS is primarily the result of the Company's decision to interrupt the direct sale of systems until such time as the redesign effort was completed and dependable systems could be reintroduced to the market. Direct sales efforts were suspended May of 1995, and reintroduced in September of 1995. Revenues were further hampered by the time considerations of hiring and training replacement personnel and bringing operations back on line after moving to Salt Lake City. CTS's revenues for the year ended February 29, 1996 consisted of service and support of present customers who had purchased Ozone Washing Systems and VAC Soil
  Counting Systems in the year ended February 28, 1995 and in prior years. The increase in the revenues of CBC are attributable to the fact that this was the first full twelve months of financial reporting for the subsidiary. CBC's revenues are the result of contract custom synthesis, and the sale of chemical compounds it produces in its laboratories. Due to the selective expertise of its personnel the subsidiary also provides extensive in-house research assistance, and has become an invaluable resource engaged in the scientific support of all activities of the Company. The internal support activities are non revenue producing.

        Although the Company is beginning to produce revenues, the research and development expenditures of $816,517 for the year ended February 29, 1996, and $947,101 for year ended February 28, 1995 are significant. The Company experienced a slight reduction in research and development expenses last year over the prior year, but management sees no immediate overall reduction of research and development expenses. These costs will continue to be expended as certain products complete the development process and are commercialized.


       The Company incurred general and administrative expenses of $1,841,331 for the year ended February 29, 1996, compared to $1,197,244 for the year ended February 28, 1995. This increase was due in part to the added salaries and operational expenses incurred at the textile facilities in West Chester prior to its closing. At year end February 28, 1995, the Company had 38 full time employees. At year end February 29, 1996, the Company had 33 full time employees. In anticipation of the Company's ability to manufacture and sell a limited number of IDE STER-O(3)-ZONETM 100 devices, and in preparation for what was expected to be an active reintroduction of CTS's products, the number of employees reached 46 full time and 4 part time employees. With the IDE sales postponed, and the textile product reintroduction sluggish, a number
  of production and assembly personnel were terminated.   As the Company
  completes development on certain products and prepare for commercialization, the human resource requirements of the Company will change.

       The Company incurred selling and marketing expenses of $402,307 for the year ended February 29, 1996, compared to $225,917 for the year ended
  February 28, 1995. This increased expense is attributable to the market entry and subsequent re-entry of CTS's products. The Company advertised heavily in industry publications, hosted events at several industry trade shows, and engaged several promotional demonstrations of the systems' capabilities using small portable systems designed and manufactured specifically for that purpose. The Company anticipates marketing expenses to increase slightly in the fiscal year 1997 due to the hiring and training of additional marketing personnel and the attendant costs related to their endeavors. The Company also anticipates increasing its direct marketing efforts to potential customers of CBC. The Company will also increase marketing activity and incur additional expenses should it receive positive indications from the FDA as to marketing clearance for its medical sterilization systems during the year 1997.

       For the year ended February 29, 1996, the Company had interest income of $25,363 as compared to interest income for the year ended February 28, 1995, of $161,672. This reduction was due to a decrease in the amount of cash on hand and short term investments. The cash position of the Company has been depleted as funds for operations have been required. The Company incurred $33,602 in interest expense for the year ended February 29, 1996. $8,339 is attributable to the result of entering into equipment leasing arrangements for certain laboratory equipment required for the operations of the newly built CBC facilities. $25,263 is the interest amount accrued in conjunction with the convertible debt offering (see discussion below under Liquidity and Capital Resources in regards to this debt offering). While this is the first year the Company has incurred interest expense, it is anticipated that this amount will continue to increase due to the convertible debt offering currently being accrued.

       The Company's net loss for the year ended February 29, 1996 was $3,449,994, as compared to year ended February 28, 1995 of $2,233,364. The Company anticipates that it will operate at a loss for the year ended February 28, 1997. However, it is anticipated that the losses should begin to diminish if and when the revenues of CTS begin to be generated.

  Liquidity and Capital Resources

       As of the date of this filing, the Company has insufficient funds to continue its operations. Should the Company be unsuccessful in acquiring the needed financing immediately, the Company will seek direction from the Board of Directors as to what action must be taken to create a safe harbor for the Company's limited operations and assets. Management is aggressively exploring additional financing for the ongoing operations of the Company. There are no assurances that the efforts to locate and secure additional financing will be successful. The failure to secure this financing would substantially alter the management's assumptions as presented in the remainder of this section.

       Cash used in operating activities was $3,165,217 for the year ended February 29,1996, compared to $1,892,408 for the year ended February 28, 1995. The Company's use of cash in the year ended February 29, 1996 was more aggressive than any previous year as the Company experienced extraordinary general and administrative and marketing expenses in support of CTS. The use of the Company cash reserves were increased as a result of the unexpected delay in sales revenues in that subsidiary. Accounts receivable were comprised of service and parts sales from CTS, and contract development and chemical compound sales from CBC.

       Cash provided from investing activities, which have been used to fund operations for the year ended February 29, 1996, included net proceeds of $1,192,849 from the sale of short term investments, compared with $3,131,232 for the year ended February 28, 1995. Cash expenditures for property and equipment were $222,810 for the year ended February 29, 1996 compared to $351,349 for the year ended February 28, 1995. This decrease was the result of the Company entering into equipment leasing arrangements for certain equipment instead of a cash purchase in an effort to conserve cash.

       Cash provided from issuance of common stock was $1,469,660, with an additional $875,000 from the issuance of convertible debt for the year ended February 29, 1996 compared to cash used of $907,000 for the year ended February 28, 1995 for the re-purchase of 254,000 shares of restricted common stock from a former employee in connection with a termination for $1.97 per share, and the payment of certain notes payable when the Company acquired CTS.

       Total assets decreased to $2,678,618 for the year ended February 29, 1996 from $3,554,368 at the year ended February 28, 1995, primarily due to the decrease in the Company cash , as described above.

       Total current liabilities decreased to $441,636 at February 29,1996 from $466,941 at February 28, 1995. All of the Company current liabilities at year end were attributed to accounts payable, accruals and deferred revenues, and the current portion of certain capital equipment leases. Long term liabilities increased to $944,289 from zero from the prior year. Of the total, $889,663 represented principal and interest debt generated on one of the Company 's financing which was an offering of convertible debt instruments. All of the Company financing for the year ended February 29, 1996 are described below.

       On June 29,1995 the Board of Directors approved a private placement of investment stock to accredited investors. The offering consisted of 571,432
  units at $3.50 each for a total of $2,000,000.   Each unit consists of one
  share of restricted common stock plus one warrant to purchase an additional share of restricted stock at $4.00. The warrant expires one year after the closing of the private placement. As of November 30, 1995 415,674 units had been issued for a total consideration of $1,454,858. This offering was closed as of October 17, 1995 by the Board.

       On October 17, 1995 the Board of Directors approved the issuance of a up to $3,000,000 of Convertible Secured Promissory Notes to investors. The Convertible Notes which include warrants to purchase shares of the Company's restricted common stock at $4.00 per share, also bear interest at a rate of 12% per annum. Both the interest and principal are convertible to shares of the Company's restricted common stock at $3.50 per share. The conversion shares and warrants carry certain registration rights and requirements.
  These notes are secured by all assets of the Company. As of May 31, 1996, $1,226,000 had been received from this offering.

       While management has taken aggressive steps to reduce current monthly expenses, unless this, or another debt or equity offering is completed the Company has insufficient funds to finance its operations for the next twelve months. It is possible that sales revenue from the sale of CTS's products could reduce the overall cash requirement. However, unless additional financing is located the Company cannot continue operations for the next twelve months.

         In addition to the efforts of management to secure financing, the Company has engaged the Kreigsman Group, an investment banking organization, to assist the Company in locating additional financing. There are no assurances that the efforts of either the Kreigsman Group or management will be able to locate and secure the financing necessary for the ongoing operations of the Company prior to cessation of most of its business activities.

Plan of Operation

       Should the Company secure the financing required, the plan of operation during the next twelve (12) months is to complete the following:

  1. Completion of design modifications, labeling changes and advanced stage product efficacy testing of the Company's medical sterilization product, the STER-O(3)-ZONETM 100 in preparation for its final submittal.

  2. Produce data and design elements in support of desired labeling claims for FDA officials reviewing the Company's 510(k) Premarket Notification for the STER-O(3)-ZONETM 100.

  3. Should the data support the labeled claims, the Company will begin the sale of a limited number of STER-O(3)-ZONE(TM) 100 units to medical facilities under an Investigational Device Exemption (IDE).

  4. Completion of validation testing of the Company's liquid chemical sterilant, SterOx(TM), preparatory to submission of the 510(k) Premarket Notification to the FDA, and potential test marketing in international markets where possible.

  5. Continued development of products and enhancements for the Company's textile operations.

  6. Reintroduction and sales of the Company's revised and modified textile systems and products.

  7. Continuation of contract research and development within the Biochemical group and the ongoing manufacture and sales of their current and future products.

  8. With appropriate financing in place, there may be additional diversification of the Company's business activities through future acquisitions.

         Although the Company will be primarily engaged in the aggressive sales and support of its completed products, it anticipates that research and development expenses will be ongoing, and could range from $800,000 to $1,000,000 during the next twelve months in support of the completion of key future products.

       The Company currently anticipates that its expenditures on equipment will range from $200,000 - $400,000 during the next twelve months based upon current manufacturing assumptions, assuming that the required financing is obtained.

       The Company had 33 full time employees as of the year ended February 29, 1996. As of May 31, 1996 the Company had reduced its number of employees to an operational minimum of 25 full-time employees as part of its' plan to reduce overall expenses. The Company anticipates that no more than six additional employees will be hired during the next twelve months, unless: (1). the market acceptance of the textile systems is accelerated; (2). the sterilizer products are approved by the FDA in a more timely manner than management predicts. It is anticipated that general and administrative expenses would not increase by more than $200,000 on an annualized basis as a result of any such increase in employees.

       The information set forth herein as to anticipated research and development costs, equipment purchases and increase in employees are management's best estimate based upon current plans. Actual expenditures may be greater or less than such estimates depending on many factors including, but not limited to: the FDA review process, the availability of new technologies, marketing efforts and the successful acquisition of needed capital.

  ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

       For information required with respect to this Item 7, see "Consolidated Financial Statements and Schedules" on pages F-1 through F-21 of this report.

    ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       In January 1996, the Company replaced Price Waterhouse LLP with Ernst
  & Young, LLP as the Company's Independent Certified Public Auditors, as more fully described in the 8-K filing dated January 8, 1996, which is incorporated herein by reference. There were no disagreements with Price Waterhouse LLP on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.


                       PART III


  ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION
                16(a) OF THE EXCHANGE ACT.

       A. Identification of Directors and Executive Officers. The current directors and officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

       Name                     Age                 Position

  John M. Williams               45               Chairman, CEO

  William R. Stoddard            44               President, Director

  Alice L. Hart                  39               Controller, Corporate
                                                       Secretary

  Robert J. Wrigley              47               Director

  Steve Sarich, Jr.              75               Director

  J. Bruce Baily                 61               Director

       There are no family relationships among the Company's officers and directors. Background information concerning the Company's officers and directors is as follows:

       John M. Williams. Mr. Williams has been an officer and director of the Company since 1990. From 1987 to 1989, he was vice president and director of Medivest, Inc. and its subsidiaries. Mr. Williams graduated from the University of Utah in 1973 with a degree in accounting.

       William R. Stoddard. Mr. Stoddard has been an officer and director of the Company since 1990. From 1986 to 1989, Mr. Stoddard was the Chief Financial Officer of Medivest, Inc. and its subsidiaries. From 1988 to 1990, he was Chief Financial Officer of Medivest Aviation Group, Inc.

       Alice L. Hart.  Ms. Hart has been employed as Controller  by the Company
  since July 1993. She was elected an officer in March of 1995.   Prior to 1993,
  she was employed by First Security Investor Services as Senior Operations Officer. Ms. Hart earned a Bachelor's Degree in Business Administration from Black Hills State College and an Associate Degree in Accounting from Salt
  Lake Community College.

       Robert J. Wrigley. Mr. Wrigley has been a director of the Company since 1991. Mr. Wrigley has been president of Mountain States Medical, Inc. since 1981. Prior to 1983, he was employed by Auto Suture Co., a division of U.S. Surgical Corp. Mr. Wrigley earned his Bachelor's Degree in Behavioral Science from the University of Utah.

       Steve Sarich. Mr. Sarich has been a director of the Company since July 1993. Mr. Sarich is, and has been for the last 15 years, president of 321 Investment Co. Mr. Sarich is a director of Omega Environmental, Wall Data, Back Technologies, Inc., Ark Systems, Inc., Flo Scan Instrument, Multiple Zones International and Talus Imaging Co. Mr. Sarich has been president of Arctic Ventures, Inc. and C.S.S. Management Co. since 1988.

       J. Bruce Baily. Mr. Baily has been a director of the Company since January 1993. Mr. Baily has been employed as a product specialist for surgical processing systems in the V. Mueller Division of Baxter Healthcare Corporation since 1991. From 1987 to 1991, he was the international marketing director of Genesis Medical Corporation, a manufacturer and distributor of sterilization tray and container systems.

  B.      Compliance With Section 16(a).  Section 16 of the Securities
  Exchange Act of 1934 requires the filing of reports for sales of the Company's common stock made by officers, directors, and 10% or greater shareholders.
  A Form 4 must be filed within 10 days after the end of the calendar month in which a sale or purchase occurred. Based upon review of Forms 4 filed with the Company, the following disclosure is required in this Form 10-KSB:

            John M. Williams. During fiscal year ended February 29, 1996, Mr. Williams sold shares of the Company's common stock on one occasion which was not reported in a timely manner. The transaction was reported within eleven days instead of the ten day period.

            Robert J. Wrigley.   During fiscal year ended February 29, 1996, Mr.
  Wrigley sold shares of the Company's common stock on one occasion which was not reported in a timely manner. The transaction was reported, but not within the ten day period.

  ITEM 10.    EXECUTIVE COMPENSATION

  Summary Compensation Table

       The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:




                                Annual Compensation                                         Long-Term Compensation
                               ----------------------                         ------------------------------------
                                                                              Awards    Payouts
                                                                              ------------------
                                    Year                                     Options/   Other
Name and Principal Position     End 2-28/29   Salary  Bonus  Compensation  Stock Awards  SAR's (#)  LTIP Payouts  Compensation
John M. Williams                      1996   $96,000   -0-        -0-              -0-       -0-       -0-              -0-
Chairman/CEO                          1995   $96,000   -0-        -0-              -0-       -0-       -0-              -0-
                                      1994   $84,000   -0-        -0-              -0-   300,000(1)    -0-              -0-

William R. Stoddard                   1995   $96,000   -0-        -0-              -0-       -0-       -0-              -0-
President                             1995   $96,000   -0-        -0-              -0-       -0-       -0-              -0-
                                      1994   $84,000   -0-        -0-              -0-   300,000(1)    -0-              -0-
<F1>
(1)          Options to acquire shares of common stock.


       Mr. Williams and Mr. Stoddard were issued restricted common stock as compensation for services rendered during the years ended February 28, 1993, 1992 and 1991. The shares earned in each of such years were as follows: (1) 1992 - 132,000 shares at $.005 per share and 84,000 shares at $.15 per share; and (ii) 1993 - 60,000 shares at $.15 per share and 36,000 shares at $1.00 per share.

  Stock Options Granted in Last Fiscal Year

       During the year ended February 29, 1996, no stock options were granted to those persons named in the Summary Compensation Table above. However, on August 31, 1993, the Company entered into Employment Agreements with
  John M. Williams and William R. Stoddard ("Employees"). Each Agreement is for a term of three years commencing September 1, 1993 and ending August
  31, 1996.  Each Agreement grants each Employee an Option to purchase
  300,000 shares of the Company's common stock at $1.85 per share.  The
  Options vest on a monthly basis, permitting the Employee to exercise an option to purchase 8,333 shares of the Company's common stock for each month of service under the Agreement, provided, however, that options vesting during an employment year are not exercisable until the end of such employment year. The Options are exercisable for a period of five years from the date of vesting. At August 31, 1994, Options to purchase 100,000 shares owned by each Mr. Williams and Mr. Stoddard, which vested during the employment year ended August 31, 1994, became exercisable. Options to purchase an additional 100,000 shares owned by each Mr. Williams and Mr. Stoddard become exercisable on August 31, 1994 and Options to purchase the remaining
  100,000 shares granted in the Employment Agreements become exercisable on August 31, 1996. No options granted in the Employment Agreements have been exercised. The Options granted in the Employment Agreements were approved by the Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993. The shares of common stock underlying the Options were registered by the Company with the filing of Form S-8 dated August 31, 1995, which is incorporated herein by reference.

  Aggregate Option Exercises and Number/Value of Unexercised Options

       The following table provides information concerning the exercise of options during the last fiscal year by persons named in the Summary Compensation Table, the number of unexercised options held by such persons at the end of the last fiscal year, and the value of such unexercised options as of such date:



                                                            Nature of               Value of Unexericised
                Shares Acquired      Values           Unexercised Options           In-the-Money-Options
Name             on Exercise(#)    Realized ($)           at 2/29/96 (#)              at 2/29/96 ($)(1)
- -------------------------------------------------------------------------------------------------------------
                                                   Exercisable   Unexercisable   Exercisable   Unexercisable

John M. Williams        -0-           -0-             200,000       100,000        $230,000       $115,000

William R. Stoddard     -0-           -0-             200,000       100,000        $230,000       $115,000

<F1>
   1. An "In-the-Money" stock option is an option for which the market price of the Company's
   Common Stock underlying the option on February 29, 1996 exceeded the option exercise price.  The value shown is calculated by multiplying the number of unexercised options by the difference between (i) the closing price for the Common Stock on NASDAQ Small Cap
   Market on February 29, 1996 ($3.00) and (ii) the exercise price of the stock options ($1.85).


Compensation of Directors

       The Company's non-employee directors are paid $250 for each Board of Directors Meeting attended. On August 26, 1993, the Company's Board of Directors approved a Non-Employee Director's Stock Option Plan which provides for the issuance of a maximum of 75,000 shares of the Company's common stock pursuant to the exercise of options granted under the Plan. The Plan provides that each non-employee director will be issued an option to purchase 5,000 shares of the Company's common stock on the date of the Company's Annual Meeting of Stockholders, commencing in 1994. After an option is granted, it will be exercisable for a period of five years. The Options are exercisable at $1.85 per share. The Non-Employee Director's Stock Option Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993. The shares of the Company's common stock underlying these options were registered by the Company with the filing of Form S-8 dated August 31, 1994, which is incorporated herein by reference.

  1992 Stock Incentive Plan

       On December 21, 1992, the Company's Board of Directors approved a
  Stock Incentive Plan (the "Plan") which provides for the issuance of a maximum of 270,000 shares of the Company's Common Stock pursuant to the exercise of options granted under the Plan. Options granted under the Plan are intended to comply with Section 422 of the Internal Revenue Code of 1986. On May 9, 1994, the Plan was amended by the Board of Directors. Such amendments did not increase the number of options which may be issued, change the persons who may be granted options or in any way materially effect the Plan. The Plan is administered by the Board of Directors or a committee of the Board which selects the persons to whom options are granted and the terms of the options. The Plan provides that the option price may not be less than 100% of the fair market price on the date the option is granted and that no option may be exercisable for longer than 10 years. The 1992 Stock Incentive Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993. Options under the Plan may be granted to directors and key employees of the Company. To date, one officer has been granted options under the Plan. This employee was not an officer in November, 1993 at the time that the options were granted. The shares of common stock underlying the Options granted under the Plan were registered by the Company with the filing of Form S-8 dated August 31, 1994, which is incorporated herein by reference.

       Options Granted under the Plan. As of the date of this Proxy Statement, the following options have been granted under the 1992 Stock Incentive Plan:

         On March 1, 1993, options to purchase an aggregate of 18,000 shares were granted to three non-management employees. Such options are exercisable at $1.75 per share for a period of 7 years commencing one year from the date such options were granted and subject to certain provisions of the Incentive Plan. 14, 000 Options have been exercised.

         On November 11, 1993, options to purchase a total of 49,000 shares were granted to 11 employees of the Company, none of whom were officers or directors of the Company at the time of the grant. Subsequently, 3,500 of these Options were canceled when two of the optionees' employment with the Company was terminated. All of such options are exercisable at $1.85 per share. 13,000 Options have been exercised.

         On June 8, 1994, options to purchase a total of 20,000 shares were granted to 2 employees of the Company, neither of whom are officers or directors of the Company. Both of such options are exercisable at $6.03 per share. 10,000 of such Options were forfeited when a certain optionee terminated their employment with the Company.

         On July 12, 1994, options to purchase a total of 90,000 shares were granted to four employees of CyclO(3)PSS Textile Systems, Inc., a wholly-owned subsidiary of the Company. None of these optionees are officers or directors of the Company. All of such options are exercisable at $6.03 per share. 69,000 Options were cancelled when three of the optionees' employment was terminated with the Company.

         On August 22, 1994, an option to purchase a total of 5,000 shares were granted to an employee of the Company. Such employee is not an officer or director of the Company. Such option is exercisable at $6.03 per share. All of these Options were canceled when this optionee's employment was terminated with the Company.

         On October 24, 1994, options to purchase a total of 45,000 shares were granted to three employees of CyclO(3)PSS BioChemical Corporation, a wholly-owned subsidiary of the Company. None of these optionees are officers or directors of the Company. All of such options are exercisable at $6.03 per share.

          On January 1, 1995, options to purchase a total of 45,000 shares were granted to ten employees of the Company, neither of whom are officers or directors of the Company. All of such options are exercisable at $5.44 per share. 12,000 Options were forfeited when certain optionees terminated their employment with the Company. Another 12,000 Options were cancelled when certain optionees' employment was terminated with the Company.

            On July 1, 1995, options to purchase a total of 27,000 shares were granted to two employees of the Company, one of which is an officer, the
     other employee is not an officer or director.  All such options    are
     exercisable at $4.00 per share.

            On October 2, 1995, Options to purchase a total of 30,000 shares were granted to an employee of the Company. Such employee is not an officer or director of the Company. Such Options are exercisable at $4.00 per share.

            On February 29, 1996, Options to purchase a total of 44,500 shares were granted to twelve employees of the Company, none of these optionees are officers or directors of the Company. All such Options are exercisable at $5.44 per share.

  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT

  Security Ownership of Certain Beneficial Owners

    The following table sets forth information regarding shares of the Company's common stock owned beneficially as of May 31, 1996, by (i) each director of the Company, (ii) all officers and directors as a group and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's Common Stock:


  Name and Address of          Amount and Nature of               Percent of
  Beneficial Owner            Beneficial Ownership(1)         Class Ownership
 ----------------------      ------------------------        ------------------

  John M. Williams(2)(3)              1,048,779                       9.1%
  3646 West 2100 South
  Salt Lake City, UT  84120


  William R. Stoddard(2)(4)             512,890                       4.4%
  3646 West 2100 South
  Salt Lake City, UT  84120

  John R. Herzog(5)                   1,121,224                       9.7%
  5901 Rosebud Lane
  Sacramento, CA  95841

  Robert J. Wrigley(2)(6)               485,117                       4.2%
  4260 S. 500 West
  Salt Lake City, UT  84123

  J. Bruce Baily(2)(7)                   52,043                        .5%
  40 Ina Court
  Alamo, CA  94507

  Steve Sarich, Jr.(2)(8)               538,854                       4.7%
  505 Madison Street
  Suite 220
  Seattle, WA  98104

  Jack Benaroya(9)                      787,210                        6.8%
  1001 Fourth Avenue, #4700
  Seattle, WA  98154


  Alice L. Hart(2)(10)                    7,500                         .1%
  3646 West 2100 South
  Salt Lake City, UT  84120

  All Officers and Directors
  as a Group (6 Persons)              2,195,183                      19.04%


<F1>
  (1)     As of  May 31, 1996, there were 10,524,338 shares of the Company's common stock issued and outstanding and entitled to vote at the annual meeting. Additionally, there are currently exercisable options and warrants to purchase 815,035 shares of the Company's common stock as well as promissory notes which are currently convertible into 190,147 shares of the Company's common stock  owned by the above listed individuals or their affiliates.  Therefore, under the rules of the Securities and Exchange Commission, there are deemed to be 11,529,520 shares of the Company's common stock issued and outstanding for purposes of the above-set forth table.  The shares issuable upon the exercise of the options can only be voted at a shareholders meeting if the options are exercised and the shares issued prior to the record date for the meeting.

<F2>
  (2)     These individuals are the directors and/or officers of the Company as of May 31, 1996.

<F3>
  (3)     Mr. Williams is the record owner of 263,549 of these shares and owns an additional 76,677  of  these shares in brokerage accounts.  The 1,048,779  figure also includes 450,000 shares which may be acquired by Mr. Williams from Robert J. Wrigley, a director of the Company (this amount is included in Williams number of 1,048,779, but not included in the number shares 3,316,407 for the total units of all officers and
  directors).   Pursuant to an option, 200,000 shares which may be purchased from the Company pursuant to an employment stock option, 28,572  shares which may be purchased from the Company pursuant to a
  Warrant and 29,981 shares which may be acquired by Mr. Williams upon conversion of a $100,000
  Promissory Note and interest as of May 31, 1996 from the Company.  All of such options and  warrants are currently exercisable and the promissory note and accrued interest is currently convertible.  Mr. Williams also owns options to purchase an additional 100,000 shares of common stock from the Company pursuant to an employment agreement.  Such additional options are not currently exercisable but become exercisable on August 31, 1996.  (See "Executive Compensation.")

<F4>
  (4)     Mr. Stoddard is the record owner of 182,453 of these shares and owns an additional 71,846 of these shares in brokerage accounts.  The 512,890 figure includes 200,000 shares which may be acquired by Mr.
  Stoddard from the Company pursuant to an employment stock option, 28,572 shares which may be purchased from the Company pursuant to a Warrant, and 31,019 shares which may be acquired by Mr.
  Stoddard upon conversion of a $100,000 Promissory Note and interest as of May 31, 1996 from the
  Company. All of such options and warrants are currently exercisable and the promissory note and accrued interest  is currently convertible.  Mr. Stoddard also owns options to purchase an additional 100,000 shares of common stock from the Company pursuant to an employment agreement.  Such additional options are not currently exercisable but become exercisable on August 31, 1996.  (See "Executive Compensation.")

<F5>
  (5)     The 1,121,224 figure includes 1,052,414 shares owned of record, 10,000 shares which may be acquired upon the exercise of a currently exercisable stock option, 28,572 shares which may be purchased from the Company  pursuant to a Warrant, and 30,238 shares which may be acquired by Mr. Herzog upon conversion of a $100,000 Promissory Note and interest as of May 31, 1996 from the Company.  All of such options and  warrants are currently exercisable and the promissory note and accrued interest is currently convertible.

<F6>
  (6)     The 485,117 figure includes  416,707 shares owned of record, 10,000 shares which may be acquired upon the exercise of a currently exercisable stock option, 28,572 shares which are currently exercisable pursuant to a Warrant, and 29,838 shares which may be acquired by Mr. Wrigley upon conversion of a
  $100,000 Promissory Note and interest as of May 31, 1996  from the Company.   All of such options and
  warrants are currently exercisable and the promissory note and accrued interest is currently convertible.   Mr.
  Wrigley has also granted John M. Williams an option to purchase 450,000 shares of the Company's common stock (for reporting purposes in this section, the 450,000 number is included in Wrigley's total number of 485,117 and included in the number shares 3,316,407 for the total units).

<F7>
  (7)     The 52,043 figure includes 20,000 shares owned of record, 1,600 shares held in brokerage accounts,
  10,000 shares which may be purchased pursuant to a currently exercisable stock option, 10,000 shares which may be purchased pursuant to a currently exercisable Warrant, and 10,443 shares which may be acquired by Mr. Baily upon conversion of a $35,000 Promissory Note and interest as of May 31, 1996 from
  the Company.   All of such options and  warrants are currently exercisable and the promissory note and accrued interest is currently convertible.

<F8>
  (8)     The 538,8534 figure includes 409,389  shares owned of record by Mr. Sarich and an affiliated
  Company (321 Investments), 10,000 shares which may be acquired upon exercise of a currently exercisable stock option, 89,675 shares which may be purchased pursuant to a currently exercisable Warrant,  and
  29,790 shares which may be acquired by Mr. Sarich upon conversion of a $100,000 Promissory Note and
  interest as of May 31, 1996  from the Company.   All of such options and  warrants are currently exercisable and the promissory note and accrued interest is currently convertible.


<F9>
  (9)     The 787,210 figure includes 603,800 shares which are owned of record, 153,572 shares which may be purchased by Mr. Jack Benaroya pursuant to currently exercisable Warrants, and 29,838 shares which may be acquired by him upon conversion of a $100,000 Promissory Note and interest as of May 31, 1996
  from the Company.   All of such options and  warrants are currently exercisable and the promissory note and accrued interest is currently convertible.

<F10>
  (10) 7,500 shares which may be issued upon the exercise of a currently exercisable stock option. 6,000 additional shares have been granted, but are not currently exercisable.

Security Ownership of Management

       See Item 4(a) above.

  Changes in Control

       No changes in control of the Company are currently contemplated.


  ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

  Parents of Company

       The only parents of the Company, as defined in Rule 12b-2 of the Exchange
  Act, are the officers and directors of the Company. For information regarding the shareholdings of the Company's officers and directors, see Item 4.

  On June 29,1995 the Board of Directors approved a private placement of investment stock to accredited investors. The offering consisted of 571,432
  units at $3.50 each for a total of $2,000,00.   Each unit consists of one
  share of restricted common stock plus one warrant to purchase an additional share of restricted stock at $4.00. The warrant expires one year after the closing of the private placement.  Of the 415,674 units that have been issued for a total consideration of $1,454,858, the following officers and directors participated in this private placement offering:


                                     Amount                  Shares                 Warrants
  Name of Owner                     Invested                Purchased               Available
- ---------------------------------------------------------------------------------------------------

  Steve Sarich, Jr.(1)               $178,773                  51,078               51,078
  321 Investment Company(2)            35,087                  10,025               10,025


       On October 17, 1995 the Board of Directors approved the issuance of up to $3,000,000 of Convertible Secured Promissory Notes to investors. The Convertible Notes which include warrants to purchase shares of the Company's restricted common stock at $4.00 per share, also bear interest at a rate of 12% per annum. Both the interest and principal are convertible to shares of the Company's restricted common stock at $3.50 per share. The conversion shares and option carry certain registration rights and requirements. These notes are secured by all assets of the Company. As of May 31, 1996, $1,226,000 had been collected from this offering. The following officers and directors participated in this debt offering:

                               Amount         Conversion Units/         Warrants
  Name of Owner               Invested     Interest & Principal(3)      Available
- --------------------------------------------------------------------------------------

  John M. Williams(1)          $100,000             30,019               28,572
  William R. Stoddard(1)        100,000             29,981               28,572
  Steve Sarich, Jr.(1)          100,000             29,790               28,572
  Robert J. Wrigley(1)          100,000             29,838               28,572
  J. Bruce Baily(1)              35,000             10,443               10,000

<F1>
  (1) These individuals are the directors and /or officers of the Company as of May 31, 1996. (Please see Part III, Item 9 for further identification)

<F2>
  (2) Represents an affiliated company of an officer of the Company

<F3>
  (3) Represents number of units that could be converted from principle and interest as of May 31, 1996

  ITEM 13.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
                 AND REPORTS ON FORM 8-K

  (a)     Documents filed as part of this report:

       1.     Financial Statements

       The following consolidated financial statements of the Company and its subsidiaries and the Report of Ernst & Young LLP, Independent Auditors, and Report of Price Waterhouse LLP, Independent Accountants, included herein on pages F-1 through F-21 are incorporated herein by reference:

       Report of  Independent Auditors - Ernst & Young LLP

       Report of  Independent Accountants - Price Waterhouse LLP

       Consolidated Balance Sheets - February 29, 1996 and February 28, 1995

       Consolidated Statements of Operations - fiscal years ended
              February 29, 1996 and February 28, 1995

       Consolidated Statements of Stockholders' Equity - fiscal years ended
              February 29, 1996 and February 28, 1995

       Consolidated Statements of Cash Flows - fiscal years ended
              February 29, 1996 and February 28, 1995

       Notes to Consolidated Financial Statements

       2.     Financial Statement Schedules

       All schedules have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

       3.     Exhibits

       The exhibits which are filed with this Form 10-K or incorporated herein by reference are set forth in the Exhibits Index which appears on page 36.

  (b)     Reports on Form 8-K

       On January 8,1996, the Company filed a Form 8-K to report that the firm of Ernst & Young LLP had been appointed as the Company's Independent Auditors in place of Price Waterhouse LLP. There were no disagreements with Price Waterhouse, LLP.


                       SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities
  Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CYCLO(3)PSS CORPORATION


  Date:  June 10, 1996            By/s/ John M. Williams
                                       John M. Williams
                                     Chief Executive Officer
                                     Chairman
                                     Principal Executive Officer



  Date:  June 10, 1996           By/s/ Alice L. Hart
                                       Alice L. Hart
                                       Controller, Corporate Secretary
                                       Principal Financial Officer


                  SIGNATURES

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       Signature                       Capacity                     Date

  /s/ John M. Williams           Chief Executive Officer/        June 10, 1996
  John M. Williams               Chairman

  /s/ William R. Stoddard        President                       June 10, 1996
  William R. Stoddard

  /s/ Robert J Wrigley           Director                        June 10, 1996
  Robert J. Wrigley

  /s/ Steve Sarich, Jr.          Director                        June 10, 1996
  Steve Sarich, Jr.

  /s/ J. Bruce Baily             Director                        June 10, 1996
    J. Bruce Baily

                      CyclO(3)PSS Corporation

                   Consolidated Financial Statements

          Years ended February 29, 1996 and February 28, 1995




                           Contents


   Report of Independent Auditors - Ernst & Young LLP                F-2
   Report of Independent Accountants - Price Waterhouse LLP          F-3

   Consolidated Financial Statements:

   Consolidated Balance Sheets                                       F-4
   Consolidated Statements of Operations                             F-6
   Consolidated Statements of Stockholders' Equity                   F-7
   Consolidated Statements of Cash Flow                              F-8

   Notes to Consolidated Financial Statements                        F-9

                      Report of Independent Auditors

  The Board of Directors and Stockholders
  CyclO(3)PSS Corporation

  We have audited the accompanying consolidated balance sheet of CyclO(3)PSS Corporation and subsidiaries as of February 29, 1996 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyclO(3)PSS Corporation and subsidiaries at February 29, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

  As discussed in Note 3 to the financial statements, the Company's recurring losses from operations and liabilities in excess of total tangible assets raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The consolidated financial statements for the year ended February 29, 1996 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                             ERNST & YOUNG LLP
    April 15, 1996

                    REPORT OF INDEPENDENT ACCOUNTANTS


  To the Board of Directors and
  Shareholders of CyclO(3)PSS Corporation

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders equity and of cash flows present fairly, in all material respects, the financial position of CyclO(3)PSS Corporation and its subsidiaries at February 28, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of CyclO(3)PSS Corporation and its subsidiaries for any period subsequent to February 28, 1995.


  PRICE WATERHOUSE LLP
  Salt Lake City, Utah
  April 21, 1995


                        CyclO(3)PSS Corporation
                       Consolidated Balance Sheets

                                          February 29        February 28
                                             1996                1995
  Assets
   Current Assets:
    Cash                               $      252,113     $      123,086
    Short-term investments                          -          1,192,849
    Accounts receivable, less
       allowance for doubtful accounts
       of $40,138 at February 29, 1996
       and $5,000 at February 28, 1995         77,130            129,527
    Inventories                               408,889            255,999
    Prepaid expenses                           37,474             26,470
                                       ---------------    ---------------
 Total current assets                         775,606          1,727,931

 Property and equipment, net                  570,237            430,420

 Other assets:
     Goodwill, net                            768,862            966,626
     Acquired patents, net                    453,456            315,861
     Developed patents and other, net         110,457            113,530
                                       ---------------    ---------------
                                           $2,678,618         $3,554,368
                                       ===============    ===============


Liabilities and stockholders' equity


 Current liabilities:
    Accounts payable                  $      162,414       $     229,665
    Accrued liabilities                      120,122             147,455
    Deferred revenue                         142,749              89,821
    Current portion of capital
      lease obligations                       16,351                   -
                                      ---------------      --------------
 Total current liabilities                   441,636             466,941

 Long-term debt obligations                  889,663                   -
 Long-term portion of capital
    lease obligations                         54,626                   -

 Commitments and contingencies

 Stockholders' equity:
  Series "A" preferred stock, par
  value $.01; 4,500,000 shares
  authorized; 35,638 shares issued
  and outstanding                                356                 356
 Class "A" preferred stock, par value
  $.01; 500,000 shares authorized;
  none issued or outstanding                       -                   -
 Common stock, par value $.001;
  55,000,000 shares authorized;
  10,169,932 shares issued at
  February 29,  1996, 9,702,508
  shares issued at February 28, 1995          10,170               9,702
 Additional paid-in capital               10,305,955           8,651,163
 Accumulated deficit                      (8,522,243)         (5,072,249)
 Less treasury stock, 264,000 common
  shares at cost                            (501,545)           (501,545)
                                       ---------------      --------------
 Total stockholders' equity                1,292,693           3,087,427
                                       ---------------      --------------
                                          $2,678,618          $3,554,368
                                       ===============      ==============

See accompanying notes to consolidated financial statements


                   CyclO(3)PSS Corporation
            Consolidated Statements of Operations

                                                     Year ended

                                          February 29           February 28
                                             1996                   1995
                                        --------------        ---------------

 Net revenues                           $     442,632         $     945,567

 Costs and expenses:
   Cost of sales                              411,565               550,067
   Research and development                   816,517               947,101
   Selling and marketing                      402,307               225,917
   General and administrative               1,841,331             1,197,244
   Depreciation and amortization              412,667               226,890
                                        --------------        --------------
                                            3,884,387             3,147,219

 Loss from operations                      (3,441,755)           (2,201,652)
   Interest income                             25,363               161,672
   Interest expense                           (33,602)                    -
   Loss on short-term investments                   -              (193,384)
                                        --------------        ---------------
                                        ==============        ===============
 Net loss                               $  (3,449,994)        $  (2,233,364)
                                        ==============        ===============
 Net loss per common share              $        (.35)        $        (.24)
                                        ==============        ===============
 Weighted average number of common
   shares issued and outstanding            9,995,060             9,428,635
                                        ==============        ===============

  See accompanying notes to consolidated financial statements.



                       CyclO(3)PSS Corporation
                 Consolidated Statements of Cash Flow

                                                          Year ended
                                                February 29        February 28
                                                   1996                1995
                                                ------------------------------
 Cash flows from operating activities:
   Net loss                                    $(3,449,994)       $(2,233,364)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                 412,667            226,890
     Loss on short-term investments                      -            193,384
     Accrued interest on convertible
      debt issuance                                 14,663                  -
     Issuance of warrant with convertible debt      10,600                  -
     Changes in assets and liabilities:
       Decrease in accounts receivable              52,397             90,953
      (Increase) decrease in inventories          (152,890)           111,570
      Increase in prepaid expenses,
        developed patents, and other               (11,004)           (78,013)
      Decrease in accounts payable and
        accrued liabilities                        (94,584)           (34,175)
      Increase (decrease) in deferred revenue       52,928           (169,653)
                                               ------------       -------------
 Net cash used in operating activities          (3,165,217)        (1,892,408)
                                               ------------       -------------
 Cash flows from investing activities:
   Purchase of property and equipment             (222,810)          (351,347)
   Proceeds from sale of short-term
    investments                                  1,541,537          4,692,907
   Purchase short-term investments                (348,688)        (1,561,675)
   Increase in other assets                        (10,763)                 -
                                               -------------      -------------
 Net cash provided by (used in)
  financing activities                             959,276          2,779,885
                                               -------------      ------------
 Cash flows from financing activities:
   Proceeds from issuance of common stock        1,469,660             33,731
   Proceeds from issuance of convertible
     debt obligations                              875,000                  -
   Purchase of treasury stock                            -           (500,000)
   Payment of notes payable                              -           (407,000)
   Principal payments under capital lease
     obligations                                    (9,692)                 -
                                                ------------      ------------
 Net cash provided by (used in) financing
   activities                                    2,334,968           (873,269)
                                               -------------      -------------
 Net increase in cash                              129,027             14,208

 Cash at beginning of period                       123,086            108,878
                                               -------------      ------------
 Cash at end of period                       $     252,113      $     123,086
                                             ===============    ==============
 Supplemental schedule of non-cash
   financing activities:
 Capital lease obligations incurred for
   acquisition of property and equipment     $      80,669      $           -
                                             ===============   ===============
 Acquisitions:
     Fair value of assets acquired           $     175,000      $   1,620,694
     Issuance of common stock                     (175,000)          (574,996)
                                             ----------------   --------------
 Liabilities assumed                         $           -      $   1,045,698
                                             ================   ==============

    See accompanying notes to consolidated financial statements

                        CyclO(3)PSS Corporation
                      Consolidated Statements of
                         Stockholders' Equity



                        Series "A"       Class "A"                                      Accumu-  Treasury Stock
                     Preferred Stock  Preferred Stock  Common Stock     Additional      lated     (Common)
                     Shares  Amounts  Shares Amounts  Shares     Amounts Paid-in Capital Deficit Shares Amounts Total
                    -----------------------------------------------------------------------------------------------
Balance at February
 28, 1994           35,638 $ 356  -   $ -  9,463,711 $ 9,464 $8,042,652 $(2,838,885) 10,000 $(1,545)$ 5,212,042
Common stock
 purchased for
 treasury                                                                           254,000 (500,000)(500,000)
Employee stock
 options exercised                            19,000      19     33,731                                33,750
Purchase of Textile                           82,919      83    499,793                               499,876
Purchase of Textile
 (escrow portion)                            124,378     124                                              124
Purchase of
  BioChem                                     12,500      12     74,987                                74,999
Net loss                                                                (2,233,364)                (2,233,364)
                    ------------------------------------------------------------------------------------------
Balance at February
 28, 1995            35,638  356   -   -    9,702,508  9,702  8,651,163 (5,072,249) 264,000 (501,545) 3,087,427
                    -------------------------------------------------------------------------------------------
Common stock
 issued for cash                              415,674    416  1,454,444                                1,454,860
Employee stock
 options exercised                              8,000      8     14,792                                   14,800
Purchase of
 ThermoChem                                    43,750     44    174,956                                  175,000
Issuance of warrants
 with  convertible
 debt                                                            10,600                                   10,600
Net loss                                                                 (3,449,994)                  (3,449,994)
                   ----------------------------------------------------------------------------------------------
Balance at February
  29, 1996           35,638 $  356 - $ -  10,169,932 $10,170 $10,305,955$(8,522,243) 264,000 $(501,545)$1,292,693
                   =========================================================================================================

    See accompanying notes to consolidated financial statements.


1. Summary of Significant Accounting Policies

  Organization

  The Corporation was formed in Delaware in 1927. In 1990, the Corporation was reorganized as CyclO(3)PSS Medical Systems, Inc. In 1995, the Company changed its name to CyclO(3)PSS Corporation (the Company). The Company is engaged in the research and development of technologies for the sterilization and/or disinfection of surgical and medical instruments, the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries, and the manufacture and sale of specialty chemicals.

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

  Revenue Recognition

  Revenue is recognized upon shipment, or in the case of washing and laundry systems, upon installation and customer acceptance. Payments received from customers prior to installation and customer acceptance are recorded as deferred revenue.

  Concentration of Credit Risk

  The Company's net revenue for the year ended February 29, 1996 represented 54% specialty chemical sales and 46% sales to commercial laundry companies. For the year ended February 28, 1995, most all sales were to commercial laundry companies. All sales were to companies located in the United States and Canada. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectation.

  Short-term Investments

  The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) which requires investment securities to be classified as either held to maturity, trading or available for sale. The Company classifies its short-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Realized ains or losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income.

  Inventories

  Inventories consist of raw materials and work-in-process and are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories consist of the following:

                                      February 29        February 28
                                         1996                1995
                                  ----------------    ----------------
  Raw materials                   $     288,450       $    146,552
  Work-in-process                       120,439            109,447
                                  ----------------    ----------------
                                  $     408,889       $    255,999
                                  ================    ================

  Other Assets

  Other assets consist primarily of goodwill and acquired patents which are recorded at the lower of cost or their net realizable value. Goodwill is amortized over five years. Accumulated amortization for goodwill was $342,851 and $145,087 at February 29, 1996 and February 28, 1995. Acquired and developed patents are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining life of the patent. Accumulated amortization for acquired and developed patents was $64,052 and $26,639 at February 29, 1996 and February 28, 1995. The Company periodically reviews the recoverability of these intangible assets in order to record them at their net realizable value.

  Property and Equipment

  Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Assets acquired pursuant to capital lease obligations are amortized over the assets' estimated useful lives. Maintenance and repairs are expensed as incurred. Property and equipment consists of the following:

                                        February 29       February 28
                                           1996               1995
                                     ----------------   ---------------
          Equipment                   $    621,470    $     379,316
          Furniture and fixtures            89,218           57,949
          Leasehold improvements            99,610           84,743
                                     ----------------   ---------------
                                           810,298          522,008
          Less: accumulated
            depreciation and
            amortization                  (240,061)         (91,588)
                                     ---------------    ---------------
                                      $    570,237     $    430,420


  Depreciation and amortization expense was $163,662 for the year ended February 29, 1996 and $77,135 for the year ended February 28, 1995.

  Income Taxes

  The Company accounts for income taxes using the liability method pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The liability method requires that the expected future consequences of temporary differences between the tax and reporting basis of assets and liabilities be recognized as deferred tax assets and liabilities.

  Net Loss per Common Share

  Net loss per common share is calculated based on the weighted average number of shares of common stock issued and outstanding during the period. Common stock equivalents are not included in the computation as their effect would be anti-dilutive.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  2. Acquisitions

  Innovative Textile Technology, Inc.

  On July 12, 1994, the Company completed the acquisition of Innovative Textile Technology, Inc. ("INTEX"), a privately held Pennsylvania Corporation.
  INTEX is primarily engaged in the business of selling equipment to commercial and institutional laundries. INTEX's products include automated textile counting systems and ozone washing systems. The purchase of INTEX was recorded at $500,000 reflecting the fair value of 82,919 shares of the Company's restricted common stock in exchange for all of the outstanding common stock of INTEX. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of INTEX have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The allocation resulted in the recording of goodwill of $1,142,436, which is being amortized on a straight-line basis over five years. In addition, 124,378 shares of the Company's common stock are held in escrow and will be released to four INTEX stockholders upon achievement of continuity of employment through February 28, 1996 or net profit goals to be met by June 16, 1996. Compensation expense was not recorded during the year relating to these contingent payments due to the significant uncertainties of achieving the employment and/or profitability goals. At year end February 29, 1996, these achievements had not been met and the shares were returned to the Company subsequent to February 29, 1996.

  Chem Biochem Research, Inc.

  On October 24, 1994, the Company completed the acquisition of Chem Biochem Research, Inc. ("CBR"), a small Utah-based company which provides research services and which has a limited line of scientific products. The acquisition will expand the Company's in-house research staff. The purchase of CBR was recorded at $75,000 reflecting the fair value of 12,500 shares of the Company's restricted common stock in exchange for all of the outstanding common stock of CBR. The acquisition has been accounted for using the purchase method of accounting; the results of CBR have been included in the accompanying consolidated financial statements since the date of acquisition.

  Thermo-Chem, Inc.

  On June 1, 1995 the Company finalized the acquisition of Thermo-Chem, Inc. ("TCI"), a Utah-based Company. TCI is in the business of developing technology relating to synthetic methods, new product formulations and molecular design for the purpose of manufacturing and marketing pharmaceutical chemicals to commercial and research libraries. The purchase of TCI was recorded at $175,000 reflecting the fair value of 43,750 shares of the Company's common stock in exchange for all of the outstanding stock of TCI. The acquisition was accounted for using the purchase method of accounting;
  the results of TCI have been included in the accompanying consolidated financial statements since the date of acquisition. The results of operations of TCI were not material.

  3. Basis of Presentation

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has liabilities in excess of total tangible assets, which excess at February 29, 1996 was $40,082. The Company has sustained significant net losses which have resulted in an accumulated deficit at February 29, 1996 of $8,552,243, and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.
  The net loss for the year ended February 29, 1996 was $3,449,994. In the past the Company has been able to receive funding necessary for its operations through the issuance of common stock. The Company anticipates a net loss for the year ended February 28, 1997, and with a cash balance of $252,113 at February 29, 1996 and no firm orders for future product sales, there is substantial doubt as to the Company's ability to continue operations.

  The Company believes that these conditions have resulted from the inherent risks associated with small technology companies. Such risks include, but are not limited to, the ability to (a) generate sales of its product at levels sufficient to cover its costs and provide a return for investors, (b) attract additional capital in order to finance growth, (c) further develop and successfully market commercial products and (d) successfully compete with other technology companies having financial, production and marketing resources significantly greater than those of the Company.

  The Company is trying to improve these conditions by way of financial assistance through collaborative partnering agreements, closely held common stock issuances, debt arrangements, and product sales. Management is confident that appropriate funding will be generated and future product sales will result from these opportunities and that the Company will continue operations over the next fiscal year.

  Subsequent to February 29, 1996, the Company issued approximately
  $351,000 of additional debt under the approved $3 million convertible debt offering (See Note 6).

  4. Investments

  During the year ended February 29, 1996, the Company sold all of its investments. The gross realized gains and losses on sales of available-for-sale securities for the year ended February 29, 1996 were immaterial.

  At February 28, 1995, investments consisted of short-term fixed income securities and were recorded at market value, which approximated cost. During the year ended February 28, 1995, the Company had proceeds from the sale of available-for-sale securities of $4,692,907 and realized a loss of $193,384 on securities sold.

  5. Accrued Liabilities

  Accrued liabilities consist of the following:

                                       February 29           February 28
                                          1996                   1995

 Accrued payroll and payroll taxes   $     72,139         $     100,736
 Accrued vacation                          39,291                38,027
 Other                                      8,692                 8,692
                                     --------------       ----------------
                                     $    120,122         $     147,455

6. Long-Term Debt

  During the year, the Company's Board of Directors approved the issuance of $3,000,000 in convertible debt to individual investors. Principal and interest are payable in full three years from the date of execution of each note. Interest accrues at 12% per year on the principal balance.
  The debt is secured by all the assets of the Company. The lender can convert all or a portion of its outstanding principal and interest into shares of common stock at $3.50 per share. Under the terms of the loan agreements, the Company will issue each lender a warrant to purchase 1,000 shares of the Company's common stock at a price of $4.00 per share for each $3,500 principal amount loaned to the Company. Each warrant is exercisable for a period of 5 years from the date of the closing of each loan. The Board of Directors has reserved 2,022,714 shares of the Company's common stock for the conversion of debt and exercise of warrants offered with the convertible debt.

  At February 29, 1996, the Company had issued $875,000 in convertible debt (described above) to the Company's directors or major stockholders, with maturities between December 1998 and February 1999. Interest expense of $14,662, which is included in long-term debt, was recorded for the year ended February 29, 1996.

  The carrying amount of long-term debt approximates fair value. The fair value of the Company's long-term debt was estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of debt arrangements.

  7. Capital Lease Obligations and Commitments

  During the year ended February 29, 1996, the Company acquired equipment under capital leases. The cost basis of the equipment was $80,669 (zero at February 28, 1995). Amortization expense was $8,808 for the year ended February 29, 1996 and is included with depreciation of property and equipment. Upon completion of certain capital lease terms, the Company is required to purchase leased equipment at fair value. Other leases provide for a bargain purchase price. Future minimum lease payments for capital lease obligations are as follows:

  Year ending
  February 28

     1997                             $    25,870
     1998                                  25,870
     1999                                  25,870
     2000                                  10,374
     2001                                   3,913
                                      -------------
     Future minimum lease payments         91,897
     Less amount representing interest    (20,920)
                                      -------------
   Present value of future minimum
       lease obligations                   70,977
     Less amounts due within one year     (16,351)
                                      -------------
     Amounts due after one year       $    54,626
                                      =============

Interest paid and expensed for capital lease obligations was $8,339 for the year ended February 29, 1996.

  The Company leases office facilities and office equipment under noncancelable operating leases. Rent expense under these leases was $108,290 for year ended February 29, 1996 and $82,476 for the year ended February 28, 1995. The future minimum operating lease payments are $102,471 and $83,501 for the years ended February 28, 1997 and 1998 respectively.

  8. Income Taxes

  As of February 29, 1996, the Company had federal and state net loss carryforwards of approximately $7,681,000 and $7,367,000, respectively.
  The Company also had federal research and development tax credit carryforwards of approximately $122,000. The net operating loss and credit carryforwards will expire at various dates beginning on 2003 through 2011, if not utilized.

  Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
7. Capital Lease Obligations and Commitments
 (continued)

  Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of February 29, 1996 and February 28, 1995 are as follows:

                                           February 29       February 28
                                              1996               1995

  Deferred tax assets:
   Net operating loss carryforwards       $2,855,000          $1,896,000
   Research credit carryforwards             122,000             100,000
   Other, net                                      -             (67,000)
                                          -------------------------------
                                           2,977,000           1,929,000
  Valuation allowance                     (2,977,000)         (1,929,000)
                                          --------------------------------
                                          $        -          $        -
                                          ================================

  The net valuation allowance increased by $1,048,000 during the year ended February 29, 1996.

  9. Stockholders' Equity

  Series "A" preferred stock is non-voting stock and is convertible into common stock at the rate of one share of common for each 20 shares of Series "A" preferred stock during a period expiring two years from the date of issuance of the shares. The conversion period has expired for all shares of Series "A" preferred stock.

  Class "A" preferred stock is non-convertible and carries a voting preference of ten votes for each share held. At May 31, 1994, all issued shares of Class "A" preferred stock had been repurchased and retired by the Company.

  On August 31, 1993, the Company entered into employment agreements with three key employees for a three year period commencing September 1, 1993. Under the terms of these contracts, each employee was granted options to purchase 100,000 common shares per year at $1.85 per share, which approxi-mated the fair value of the common shares at the date of grant. As of October 21, 1994, one of these employees was terminated and the corresponding options were canceled.

  On March 31, 1994, the Company entered into an employment agreement with another employee for a three year period commencing April 1, 1994. Under the terms of this contract, the employee was granted options to purchase 25,000 common shares per year

  9. Stockholders' Equity (continued)

  at $6.00 per share. On October 1, 1994, the employment agreement was amended. Under the terms of the amendment, the employee was granted options to purchase an additional 25,000 common shares per year for three years at $6.00 per share. The options are considered earned monthly and are exercisable at the end of each employment year. The options expire five years from the date they become exercisable. On December 27, 1995, the employee resigned and all unearned options were subsequently canceled.

  On August 26, 1993, the Board of Directors granted each of the five non-employee directors options to purchase 15,000 common shares at an exercise price of $1.85 per share. The options vest at a rate of 5,000 shares annually at the time of each Annual Meeting of Stockholders, commencing with the 1994 Annual Meeting of Stockholders. At February 29, 1996 and February 28, 1995, a total of 50,000 and 25,000 options were exercisable, none of which have been exercised as of February 29, 1996.

  On June 29, 1995, the Board of Directors approved a private placement of investment stock to accredited investors. The offering consists of 571,432 units at $3.50 each for a total of $2,000,000. Each unit consists of one share of restricted common stock plus one warrant to purchase an additional share of restricted stock for $4.00. The warrant expires one year after the closing of the private placement. As of November 30, 1995, 415,674 units had been issued for a total consideration of $1,454,860. This offering was closed as of October 17, 1995 by the Board of Directors.

  Stock Incentive Plan

  On December 21, 1992, the Company adopted a stock incentive plan which provides for the issuance of options to employees to purchase up to an aggregate of 270,000 common shares. All options are granted at no less than the fair market value of the common shares on the date of grant, as determined by the Board of Directors. The options vest one year subsequent to the date of grant and expire on the earlier of seven years from the date of vesting or termination of employment.

  9. Stockholders' Equity (continued)

  Stock option activity was as follows:

                                                 Number of   Option Price
                                                  Options     Per Share

   Outstanding at February 28, 1994             1,042,000      $1.75-1.85
   Granted                                        355,000       5.44-6.03
   Exercised                                      (19,000)      1.75-1.85
   Canceled                                      (303,500)        1.85
                                               -------------

  Options outstanding at February 28, 1995      1,074,500       1.75-6.03
  Granted                                         101,500       2.79-4.00
  Exercised                                        (8,000)         1.85
  Forfeited                                       (22,000)      1.85-6.03
  Canceled                                       (173,500)      1.85-6.03
                                               --------------
  Options outstanding at February 29, 1996        972,500      $1.75-6.03
                                               ==============

  At February 29, 1996, 525,500 options were exercisable.

  Treasury Stock

  During the year ended February 28, 1995, the Company purchased 254,000 shares of its common stock from a former employee in connection with the termination of his employment for $1.97 per share totaling $500,000.

  10. Contingencies

  On October 27, 1995, a Motion for Summary Judgment in Utah Supreme Court was granted to certain former stockholders with respect to an allegation that shares owned by the former stockholders had been wrongfully canceled in April 1990. The ruling provides for the reissuance of 354,406 canceled shares. The Company and legal counsel believe the summary judgment was incorrect and intend to vigorously appeal this decision. At the time the stock was originally canceled in 1990, the Company was financially insolvent, the stock was not listed on any exchange, and the Company's stock had an indeterminate value. Management believes the outcome of this litigation will not have a material impact on the Company's financial position or results of operations. Accordingly, the Company has not made an accrual for a potential loss as both the resolution of this litigation and the value, if any, that would be ascribed to the stock is not determinable.

  10. Contingencies (continued)

  At year end, the 354,406 shares were reserved for future issuance. Subsequent to February 29, 1996 the shares were issued and placed in escrow awaiting the results of the appeal.

  The Company is involved in other legal actions and claims arising in the ordinary course of business. Management believes, based on advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows.

  11. Segment Information

  The Company operates in three principal industries; research and development of technologies for the sterilization and/or disinfection of surgical and medical instruments ("medical products"), the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries ("textile products"), and the manufacture and sale of specialty chemicals ("biochemical products").

  Operating profit is total revenue less operating expenses, excluding interest expense, loss on short-term investments and general corporate expenses. Corporate assets consist primarily of cash and short-term investments.

  Sales to the Company's major customers for textile products represented 23% of total net revenues for the year ended February 29, 1996 and 20%, 19%, 18% and 11% for the year ended February 28, 1995. Sales to the Company's major customers for biochemical products represented 15% of total net revenues for the year ended February 29, 1996 (zero for the year ended February 28, 1995).

  11. Segment Information (continued)


  Industry Data
  CyclO(3)PSS Corporation and Subsidiaries

                                                   Year ended
                                       February 29             February 28
                                          1996                     1995

  Net sales and other income:
  Medical products                     $          -           $          -
  Textile products                          202,525                886,853
  Biochemical products                      240,107                 58,714
                                       -------------------------------------
                                            442,632                945,567
  Interest income                            25,363                161,672
                                       -------------------------------------
  Total revenue                        $    467,995           $  1,107,239
                                       =====================================

  Operating loss
  Medical products                     $  1,122,297           $    984,631
  Textile products                        1,462,153                392,607
  Biochemical products                      102,314                 44,338
                                       --------------------------------------
    Total operating loss                  2,686,764              1,421,576

  Corporate expenses                        729,628                618,404
  Loss on short-term investments                  -                193,384
  Interest expense                           33,602                      -
                                       --------------------------------------
  Net loss                             $  3,449,994              2,233,364
                                       ======================================

  Identifiable assets
  Medical products                     $    590,177           $    621,007
  Textile products                        1,531,080              1,693,615
  Biochemical products                      335,887                 86,897
                                       --------------------------------------
                                          2,457,144              2,401,519
  General corporate assets                  221,474              1,192,849

  Total assets                         $  2,678,618           $  3,554,368
                                       ======================================

  Depreciation and amortization expense
  Medical products                     $     93,342           $     52,575
  Textile products                          305,693                171,548
  Biochemical products                       13,632                  2,767

  Capital expenditures
  Medical products                           83,215                225,100
  Textile products                           68,837                 25,001
  Biochemical products                       70,758                101,246



              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


                            EXHIBITS

                               to

                            FORM 10-KSB

                For the fiscal year ended February 29, 1996





                          CYCLO(3)PSS CORPORATION

  INDEX TO EXHIBITS

       The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference.


Exhibit                                                            Page Number or
Number       Description                                           Method of Filing

3.1          Amended and Restated Certificate of Incorporation     Form 10-SB, 1993(1)

3.2          Bylaws                                                Form 10-SB, 1993(1)

3.3          Amended Certificate of Incorporation                  Form 8-K, February 1995(4)

10.1          Agreement with Clean Tech International, Inc.        Form 10-SB, 1993(1)

10.2          Agreement with Chem Biochem Research, Inc.           Form 10-SB, 1993(1)

10.3          1992 Stock Incentive Plan                            Form 10-SB, 1993(1)

10.4          Stock Option - Dale Winger                           Form 10-SB, 1993(1)

10.5          Lease Agreement                                      Form 10-SB, 1993(1)

10.6          Employment Agreement - John M. Williams              Form 10-SB, 1993(1)

10.7          Employment Agreement - William R. Stoddard           Form 10-SB, 1993(1)

10.8          Form Indemnification Agreement
              (Identical agreement for all officers and
                 directors)                                        Form 10-SB, 1993(1)

10.9          CleanTech Merger Agreement                           Form 10-SB, 1993(1)

10.10         Intex Acquisition Agreement                          Form 8-K, July 1994(2)

10.11         Non-Employee Director 1993 Stock Option Plan         Form S-8, August 1994(3)

11.1          Earnings Per Share Calculation                       Not Applicable

16.1          Change of Independent Auditors                       Form 8-K, January 1996(5)

21.1          Subsidiaries of Registrant                           Attached(6)

23.1          Consent of Ernst & Young LLP                         Attached(6)

23.2          Consent of Price Waterhouse LLP                      Attached(6)


<F1>
(1)  Filed as an Exhibit to the Registrant's Registered Statement on Form 10-SB and incorporated herein by reference
<F2>
(2)  Filed as an Exhibit to the Registrant's Form 8-K dated July 11, 1994 incorporated herein by reference
<F3>
(3)   Filed as an Exhibit to the Registrant's Form S- 8 dated August 31, 1994 incorporated herein by reference
<F4>
(4)  Filed as an Exhibit to the Registrant's Form 8-K dated February 2, 1995 incorporated herein by reference
<F5>
(5)  Filed as an Exhibit to the Registrant's Form 8-K dated January 8, 1996 incorporated herein by reference
<F6>
(6)  Filed as an Exhibit to the Registrant's Form 10-KSB dated for the year ended February 29, 1996 incorporated herein by reference


                              EXHIBIT 21.1

                       Subsidiaries of Registrant

                    CyclO(3)PSS Medical Systems, Inc.
                    CyclO(3)PSS BioChemical Corporation
                    CyclO(3)PSS Textile Systems, Inc.
                    CyclO(3)PSS Waste Water Systems, Inc.
                    CyclO(3)PSS Food Processing Systems, Inc.

                              EXHIBIT 23.1

                       CONSENT OF ERNST & YOUNG LLP


                      CONSENT OF INDEPENDENT AUDITORS

  We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-83586) pertaining to the CyclO(3)PSS Medical Systems,
  Inc. Amended 1992 Stock Option Plan; CyclO(3)PSS Medical Systems, Inc.
  1993 Non-Employee Director Stock Option Plan; and, Written Agreements between CyclO(3)PSS Medical Systems, Inc. and Certain Officers, Directors, and Employees of CyclO(3)PSS Corporation of our report dated April 15, 1996, with respect to the consolidated financial statements of CyclO(3)PSS Corporation included in the Annual Report (Form 10-KSB) for the year ended February 29, 1996.

                              ERNST & YOUNG LLP
  Salt Lake City, Utah
  June 10, 1996

                         EXHIBIT 23.2

                 CONSENT OF PRICE WATERHOUSE LLP
               CONSENT OF INDEPENDENT ACCOUNTANTS

        We hereby consent to the incorporation by reference in the prospectus constituting part of the Registration Statement on Form S-8 (No. 33-83586) of CyclO(3)PSS Corporation for our report dated April 21, 1995 appearing on page 16 of the Annual Report for the year ended February 28, 1995.

                                                        PRICE WATERHOUSE LLP
  Salt Lake City, Utah
  April 21, 1995