Form 10QSB
period 1996-05-31
CYCLO 3 PSS CORP
filed 1996-07-15
CIK 895319

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED MAY 31, 1996

                                      OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-22720

                             CYCLO3PSS CORPORATION
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

        Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X     No      .

Common Stock outstanding at July 14, 1996 - 10,524,338 shares of $.001 par value Common Stock.


               DOCUMENTS INCORPORATED BY REFERENCE:  NONE
[PAGE]


                                FORM 10-QSB

                      Financial Statements and Schedules
                          CyclO3PSS Corporation

                      For Three Months Ended May 31, 1996

        The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                      PART I - FINANCIAL INFORMATION

                                                                Page of
                                                                Form 10-Q
   Item 1. Financial  Statements

           Consolidated Balance Sheet. . . . . . . . . . . . . . . . . 3
           Consolidated Statement of Operations. . . . . . . . . . . . 5
           Consolidated Statement of Cash Flow . . . . . . . . . . . . 6
           Notes to Consolidated Financial Statements. . . . . . . . . 7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . 11

                        PART II - OTHER INFORMATION

   Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  14

   Item 2. Changes in Securities . . . . . . . . . . . . . . . . . .   14

   Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . .   14

   Item 4. Submission of Matters to a Vote of Security Holders . . . . 14

   Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . 14

   Item 6(a). Exhibits. . . . . . . . . . . . . . . . . . . . . . . .  14

   Item 6(b). Reports on Form 8-K . . . . . . . . . .  . . . . . . .   14

[PAGE]

CYCLO3PSS CORPORATION
Consolidated Balance Sheet
(UNAUDITED)
- ------------------------------------------------------------------------------
                                                  May 31          February 29
                                                   1996               1996
                                                  ---------------------------
Assets

Current assets:
  Cash                                          $138,515            $252,113
  Accounts Receivable, less allowance for
   doubtful accounts of $40,138 at May 31, 1996
   and February 29, 1996                          75,850              77,130
  Inventories, less reserve of $109,500 at
   May 31, 1996 and $0 at February 29, 1996      297,346             408,889
  Prepaid expenses                                11,211              37,474
                                                 -------             -------
Total current assets                             522,922             775,606

Property and equipment, net                      524,050             570,237

Other assets:
 Goodwill, net                                   711,740              68,862
 Acquired patents, net                           442,879             453,456
 Developed patents and other, net                109,952             110,457
                                                 -------             -------
                                              $2,311,543          $2,678,618
                                              ==========          ==========
[PAGE]

CYCLO3PSS CORPORATION
Consolidated Balance Sheet (continued)
(UNAUDITED)
- ------------------------------------------------------------------------------
                                                May 31            February 29
                                                 1996                 1996
                                                -----------------------------

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                              99,319               162,414
 Accrued liabilities                          120,150               120,122
 Deferred revenue                             230,249               142,749
 Current portion of capital lease obligations  12,496                16,351
                                              -------               -------
Total current liabilities                     462,214               441,636

Long-term debt obligations                  1,275,371               889,663

Long-term portion of capital lease
 obligations                                   54,626                54,626

Commitments and contingencies

Stockholders' equity:
 Series "A" preferred stock, par value $.01;
  4,500,000 shares authorized; 35,638 shares
  issued and outstanding                         356                   356
 Series "B" preferred stock, par value $.01,
  at stated value; 30,000 shares authorized;
  none issued or outstanding                      --                    --
  Class "A" preferred stock, par value $.01;
   500,000 shares authorized; none issued or
   outstanding                                    --                    --
  Common stock, par value $.001; 55,000,000
   shares authorized; 10,524,338 shares issued
   at May 31, 1996, 10,169,932 shares issued
   at February 29, 1996                       10,524                10,170
Additional paid-in capital                10,322,355            10,305,955
Accumulated deficit                       (9,312,358)           (8,522,243)
Less treasury stock, 264,000 common
shares at cost                              (501,545)             (501,545)
                                           ---------             ----------
Total stockholders' equity                   628,832             1,292,693
                                           ---------             ----------
                                          $2,311,543            $2,678,618
                                           =========             =========


See accompanying notes to consolidated financial statements
[PAGE]



CYCLO3PSS CORPORATION
Consolidated Statement of Operations
(UNAUDITED)
- ------------------------------------------------------------------------------

                                                 For the three months ended

                                                 May 31, 1996      May 31, 1995
                                                 ------------------------------
 Net Revenues                                       $94,172          $98,464

 Costs and expenses:
   Cost of sales                                    115,610           37,877
   Research and development                         234,271          204,230
   Selling and marketing                             51,019           98,244
   General and administrative                       314,875          544,043
   Depreciation and amortization                    116,772           95,787
                                                    -------          -------
Total Expenses                                      832,547          980,181

Loss from operations                               (738,375)        (881,717)

Interest income                                       2,104            4,112
Interest expense                                    (53,844)              --
                                                    --------         -------
Loss on short-term investments                           --               --

Net loss                                          $(790,115)       $(877,605)
                                                   =========       ==========
Net loss per common share                             $(.08)         $  (.09)
                                                   =========       ==========
Weighted average number of common shares
 issued and outstanding                          10,493,520        9,704,356
                                                 ==========        =========


See accompanying notes to consolidated financial statements.

[PAGE]








CYCLO3PSS CORPORATION
Consolidated Statement of Cash Flow
(UNAUDITED)
- ------------------------------------------------------------------------------

                                                For the three months ended

                                                May 31, 1996    May 31, 1995
                                                ----------------------------

Cash flows from operating activities:
  Net loss                                      $(790,115)      $(877,605)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                 116,772          95,787
    Accrued interest on convertible debt
      issuance                                     34,707              --
    Issuance of warrant with convertible debt      16,400              --
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable    1,280         (26,237)
      (Increase) decrease in inventories          111,543         (71,817)
      (Increase) decrease in prepaid expense,
       developed patents,  other                   35,021         (33,459)
      Decrease in accounts payable and accrued
       liabilities                                (71,822)        (58,991)
      Increase in deferred revenue                 87,500          66,668
                                                  --------        --------
Net cash used in operating activities            (458,714)       (905,654)
                                                  --------        --------
Cash flows from investing activities:

  Purchase of property and equipment                    0         (16,831)
  Proceeds from sale of short-term investments          0         810,241
  Increase in other assets                         (2,383)             --
Net cash provided by (used in) financing           -------        --------
  activities                                       (2,383)        751,578
                                                   -------        --------
Cash flows from financing activities:
  Proceeds from issuance of common stock              354           3,700
  Proceeds from issuance of convertible debt
    obligations                                   351,000              --
  Principal payments under capital lease
    obligations                                    (3,855)             --
                                                  --------        -------
Net cash provided by (used in) financing
  activities                                      347,499           3,700
                                                  --------        -------
Net decrease in cash                             (113,598)       (108,544)

Cash at beginning of period                       252,113         123,086
                                                  =======        ========
Cash at end of period                            $138,515         $14,542
                                                 ========        ========

Supplemental schedule of non-cash financing
  activities:
  Capital lease obligations incurred for
  acquisition of property and equipment         $      --        $41,832
                                                =========        ========

See accompanying notes to consolidated financial statements.

[PAGE]

CYCLO3PSS CORPORATION
Notes to Consolidated Financial Statements
- ------------------------------------------------------------------------------

1.  Summary of Significant Accounting Policies

Financial Statements

In the opinion of managment, the accompanying consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of CycO3PSS Corporation ("Company") as of May 31, 1996 and the results of its operations and cash flows for the interim periods ended May 31, 1996 and May 31, 1995. The operating results for the interim periods are not necessarily indicitive of the results for a full year. These financial statements should be read in conjunction with the Company's audited financial statments for the year ended February 29, 1996.

Organization

The Corporation was formed in Delaware in 1927. In 1990, the Corporation was reorganized as CyclO3PSS Medical Systems, Inc. In 1995, the Company changed its name to CyclO3PSS Corporation (the Company). The Company is engaged in the research and development of technologies for the sterilization and/or disinfection of surgical and medical instruments, the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries, and the manufacture and sale of specialty chemicals.

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

Short-term Investments

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) which requires investment securities to be classified as either held to maturity, trading or available for sale. The Company classifies its short-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Realized gains or losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income.

[PAGE]

CYCLO3PSS CORPORATION
Notes to Consolidated Financial Statements
- ------------------------------------------------------------------------------

Inventories

Inventories consist of raw materials and work-in-process and are stated at the lower of cost or market, cost being determined using the first-in, first-out method. An inventory reserve has been established as an estimate for the possible design changes in review for the STER-O3-ZONETM 100. Inventories consist of the following:

                                        May 31                  February 29
                                         1996                       1996
                                      ----------               ------------
Raw materials                         $286,407                  $ 288,450
Work-in-process                        120,439                    120,439
Less: Inventory reserve               (109,500)                         0
                                      ----------                ---------
                                      $297,346                   $408,889
                                      ==========                =========

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

2.  Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The net loss for the quarted ended May 31, 1996 was $790,115. In the past the Company has been able to receive funding necessary for its operations through the issuance of common stock. The Company anticipates a net loss for the year ended February 28, 1997.

[PAGE]


CYCLO3PSS CORPORATION
Notes to Consolidated Financial Statements
- ------------------------------------------------------------------------------

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

As of May 31, 1996 the Company has issued approximately $1,226,000 of debt under the approved $3 million convertible debt offering (See Note 3). Subsequent to the three months ended May 31, 1996, the Company became engaged in an offering of Series "B" Preferred Stock. This Series "B" Preferred Stock was designated by the Board of Directors on May 30, 1996. As of July 12, 1996, $1,400,000 had been received in cash and subscriptions by the Company. The Company will continue to pursue the closure of this offering as well as seeking alternative methods of financing.

3. Long-Term Debt

During the year ended February 29, 1996, the Company's Board of Directors approved the issuance of $3,000,000 in convertible debt to individual investors. Principal and interest are payable in full three years from the date of execution of each note. Interest accrues at 12% per year on the principal balance. The debt is secured by all the assets of the Company. The lender can convert all or a portion of its outstanding principal and interest into shares of common stock at $3.50 per share. Under the terms of the loan agreements, the Company will issue each lender a warrant to purchase 1,000 shares of the Company's common stock at a price of $4.00 per share for each $3,500 principal amount loaned to the Company. Each warrant is exercisable for a period of 5 years from the date of the closing of each loan. The Board of Directors has reserved 2,022,714 shares of the Company's common stock for the conversion of debt and exercise of warrants offered with the convertible debt.

At May 31, 1996, the Company had issued $1,226,000 in convertible debt (described above) to the Company's directors or major stockholders, with maturities between December 1998 and February 1999. Interest expense of $34,708, which is included in long-term debt, was recorded for the three months ended May 31, 1996.

The carrying amount of long-term debt approximates fair value. The fair value of the Company's long-term debt was estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of debt arrangements.

[PAGE]
CYCLO3PSS CORPORATION
Notes to Consolidated Financial Statements
- ------------------------------------------------------------------------------

4. Stockholders' Equity

On May 30, 1996 the Board of Directors designated Series "B" Preferred Stock which consists of 30,000 shares of non-voting stock with a par value of $.01. The stated value is $1,000 per share.

5. Contingencies

The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes, based on advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows.

[PAGE]

                             PART I - ITEM 2

                    MANAGEMENTS DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was an inactive corporation from the 1930's to 1987. From the commencement of operations in 1987 until July of 1994, the Company was in the development stage engaged primarily in the research and development of its products. From the period since reactivation (March 2, 1987) to May 31, 1996, the Company had incurred a cumulative net loss of approximately $9,202,858. The Company expects to continue to incur losses into next year.

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

Results of Operations

The Company's revenues were $94,172 for the three months ended May 31, 1996, and $98,464 for the three months ended May 31, 1995. Only two of the Company's wholly owned subsidiaries are currently contributing to the Company's revenues, CyclO3PSS Textile Systems, Inc. ("CTS") and CyclO3PSS Biochemical Corporation
(CBC). The Company's gross margin for the three months ended May 31, 1996 was $(21,438) compared to $60,587 for the three months ended May 31, 1995. This decrease in gross margin is primarily attributable to the reduction of CTS sales as the result of the Company's decision to interrupt the direct sale of systems until the redesign effort was completed and dependable systems could be reintroduced to the market.

Research and development expenditures of $234,271 for the three months ended May 31, 1996, and $204,230 for the three months ended May 31, 1995. Management sees no continued overall reduction of research and development expenses. These costs will continue to be expended as certain products complete the development process and are commercialized.

The Company incurred general and administrative expenses of $314,875 for the three months ended May 31, 1996, compared to $544,043 for the three months ended May 31, 1995. This decrease is due in part to a decrease in staffing.
At quarter end May 31, 1996, the Company had 19 full time employees, compared to 42 full time employees at quarter end May 31, 1995. Management has taken aggressive steps to reduce current monthly expenses. As the Company completes development on certain products and prepares for commercialization, the human resource requirements of the Company will change.

[PAGE]

The Company incurred selling and marketing expenses of $51,019 for the three months ended May 31, 1996, compared to $98,244 for the three months ended May 31, 1995. The Company anticipates marketing expenses to increase slightly in the fiscal year 1997 due to the hiring and training of additional marketing personnel and the attendant costs related to their endeavors. The Company will also increase marketing activity and incur additional expenses should it receive positive indications from the FDA as to marketing clearance for its medical sterilization systems during the year 1997.

For the three months ended May 31, 1996, the Company had interest income of $2,104 as compared to interest income for the three months ended May 31, 1995, of $4,112. This reduction was due to a decrease in the amount of cash on hand. The cash position of the Company has been depleted as funds for operations have been required. The Company incurred $53,844 in interest expense for the three months ended May 31, 1996. $19,136 is attributable to the result of equipment leasing arrangements. $34,708 is the interest amount accrued in conjunction with the convertible debt offering (see discussion below under Liquidity and Capital Resources in regards to this debt offering). The Company anticipates that this amount will continue to increase due to the convertible debt currently being recorded.

The Company's net loss for the three months ended May 31, 1996 was $680,615, as compared to the three months ended May 31, 1995 of $877,605. The Company anticipates that it will operate at a loss for the year ended February 28, 1997. However, it is anticipated that the losses should begin to diminish if and when the revenues of CyclO3PSS Textile Systems, Inc. begin to be generated.

Liquidity and Capital Resources

Subsequent to the three months ended May 31, 1996, the Company became engaged in an offering of Series "B" Preferred Stock. This Series "B" Preferred Stock was designated by the Board of Directors on May 30, 1996. Subsequent to May 31, 1996, $1,400,000 had been received in cash and subscriptions by the Company. The Company will continue to pursue the closure of this offering as well as seeking alternative methods of financing in order to secure the future cash requirements of the Company as needed. There are no assurances that the efforts to locate and secure additional financing will be successful. The failure to secure this financing would substantially alter the management's assumptions as presented in the remainder of this section.

Cash used in operating activities was $458,714 for the three months ended May 31, 1996, compared to $905,654 for the three months ended May 31, 1995.

Cash provided from investing activities which have been used to fund operations for the three months ended May 31, 1996 was zero since the Company sold all of its short-term investments, compared to $810,241 for the three months ended May 31, 1995. Cash used for the three months ended May 31, 1996 was comprised of cash on hand and collections of accounts receivable, which is comprised of service and part sales from CyclO3PSS Textile Systems, Inc. and contract development and chemical compound sales from CyclO3PSS Biochemical Corporation.

Cash provided from issuance of convertible debt was $351,000 for the three months ended May 31, 1996, compared to zero for the three months ended
May 31, 1996.

Total assets decreased to $2,311,543 for the three months ended May 31, 1996 from $2,729,972 for the three months ended May 31, 1995, primarily due to the decrease in the Company cash , as described above.

Total current liabilities decreased slightly to $462,214 for the three months ended May 31, 1996 from $484,630 for the three months ended May 31, 1996. All of the Company's current liabilities at May 31, 1996 were attributed to accounts payable, accruals and deferred revenues, and the current portion of certain capital equipment leases. Long term liabilities increased to $1,329,997 for the three months ended May 31, 1996 from $31,820 for the three months ended May 31, 1996. Of the total, $1,275,371 represents principal and interest debt generated on one of the Company 's financing which was an offering of convertible debt instruments. The additional $54,626 represents the long term portion of leases payable for certain leased equipment, compared to $31,820 for the three months ended May 31, 1995.

[PAGE]

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

Plan of Operation

Should the Company complete the financing required, the anticipated plan of operation during the next twelve (12) months is to complete the following:

         1. The engagement of an Engineering Consulting Firm to review the engineering and design elements of the STER-O3-ZONETM 100 in order to determine an efficient and cost effective manner in which to correct certain process controls of the system.

         2. Evaluate and determine the timeline required to execute the design changes to the STER-03-ZONETM 100. Determine what action to take with the FDA in respect to the current pending application of the Company's 510(k) Premarket Notification for the STER-O3-ZONETM 100. The Company will not engage in any pre-approval sales under the Investigational Device Exemption
                (IDE) of the STER-O3-ZONETM 100 until the design changes have been fully resolved.

         3. Continuation of validation testing of the Company's liquid chemical sterilant, SterOxTM, preparatory to submission of the 510(k) Premarket Notification to the FDA. To be determined is whether this will be completed by the Company or with a market leader of liquid disinfectants (currently in negotiation) resulting in a possible licensing agreement to complete the testing on this product as well as formalization of the application and presentation of SterOxTM to the FDA.

         4. Continued development of products and enhancements for the Company's textile operations which include:

                (1) Completion of validation of testing of the application for cold water ozone disinfection of health care textiles.

                (2) Reintroduction and sales of the Company's revised and modified Vacuum Soils Counting System (VAC) and ozone washing systems.

                (3) Aggressive marketing of the revised and modified textile products. Additional plans to market through proposed strategic alliances with parties currently in negotiations.

         5. Continuation of contract research and development within the Biochemical subsidiary and the ongoing manufacture and sales of its existing and future speciality chemicals product line.

         6. With appropriate financing in place, there may be additional diversification of the Company's business activities through future acquisitions.

[PAGE]

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

Management has taken aggressive steps to reduce current monthly expenses by reducing personnel. The Company anticipates that no more than six additional employees will be hired during the next twelve months, unless: (1). the market acceptance of the textile systems is accelerated; (2). the sterilizer products are approved by the FDA in a more timely manner than management predicts. It is anticipated that general and administrative expenses would not increase by more than $200,000 on an annualized basis as a result of any such increase in employees.

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

PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings.  None.

         Item 2.   Changes in Securities.   None.

         Item 3.   Defaults Upon Senior Securities.   None.

         Item 4.   Submission of Matters to a Vote of Security Holders.  None.

         Item 5. Other Information. On May 30, 1996, the Board of Directors designated a Series "B" Preferred Stock for an offering to raise capital for ongoing cash requirements.
                   As of July 12, 1996 $1,400,000 has been received by the Company in this offering.

         Item 6(a).  Exhibits. None.

         Item 6(b). Reports on Forms 8 - K. No Form 8-K's were filed during the quarter ended May 31, 1996.

[PAGE]
                                  SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, t hereunto duly authorized.

                                         CYCLO3PSS CORPORATION


Date:  July 12, 1996                     By/s/ John M. Williams
                                         John M. Williams
                                         Chief Executive Officer
                                         Chairman
                                         Principal Executive Officer



Date:  July 12, 1996                     By/s/ Alice L. Hart
                                         Alice L. Hart
                                         Controller, Corporate Secretary
                                         Principal Financial Officer