Form 10QSB
period 1996-08-31
CYCLO3PSS CORP
filed 1996-10-16
CIK 895319

-----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 31, 1996

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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes x/ No
 .



     Common Stock outstanding at October 14, 1996 - 12,683,949 shares of $.001 par value Common Stock.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
 ------------------------------------------------------------------------------

                                   FORM 10-QSB

                       Financial Statements and Schedules
                              CyclO3PSS Corporation
                 For Three and Six Months Ended August 31, 1996

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                         PART I - FINANCIAL INFORMATION
                                                                        Page of
                                                                      Form 10-Q
     Item 1.   Financial  Statements
               Consolidated Balance Sheets - August 31, 1996 and
                   February 29, 1996..........................................3
               Consolidated Statements of Operations --
                   for the three months and six months ended August 31, 1996
                   and 1995...................................................5
               Consolidated Statements of Cash Flow --
                   for the six months ended August 31, 1996 and 1995..........7
               Notes to Consolidated Financial Statements.....................8

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations................12

                           PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings ...........................................15

     Item 2.   Changes in Securities.........................................15

     Item 3.   Defaults Upon Senior Securities...............................15

     Item 4.   Submission of Matters to a Vote of Security Holders...........15

     Item 5.   Other Information.............................................15

     Item 6(a) Exhibits......................................................15

     Item 6(b) Reports on Form 8-K...........................................15

     Item 6(c) Reports on Form S-8...........................................15

     CYCLO3PSS CORPORATION
     Consolidated Balance Sheets
     (UNAUDITED)
------------------------------------------------------------------------------



                                                  August 31,       February 29,
                                                     1996               1996
                                                -------------------------------







     Assets

     Current assets:

       Cash                                       $2,453,163          $252,113
       Accounts receivable, less allowance for
       doubtful accounts of $40,000 at
       August 31, 1996 and February 29, 1996         108,450            77,130
       Inventory                                     295,973           408,889
       Prepaid expenses                              13,057             37,474
          Total current assets                       2,870,643         775,606

     Property and equipment, net                     493,579           570,237

     Other assets:

       Goodwill, net                                 654,618           768,862
       Acquired patents, net                         432,311           453,456
       Developed patents and other, net              108,505           110,457
                                                  $4,559,656        $2,678,618

     CYCLO3PSS CORPORATION
     Consolidated Balance Sheets (continued)
     (UNAUDITED)
------------------------------------------------------------------------------



                                                     August 31,    February 29,
                                                        1996            1996

     Liabilities and Stockholders' Equity

     Current liabilities:
        Accounts payable                              103,168          162,414
        Accrued liabilities                            96,785          120,122
        Deferred revenue                              230,249          142,749
        Current portion of capital lease obligations   12,312           16,351
               Total current liabilities              442,514          441,636

        Long-term debt obligations                  1,312,150          889,663
        Long-term portion of capital lease
        obligations                                    62,976           54,626
                                                    1,375,126          944,289

     Commitments and contingencies

     Stockholders' equity:
       Series "A" preferred stock, par value $.01;
         4,500,000 shares authorized; 35,638 shares
         issued and outstanding                           356              356
      Series "B" preferred stock, par value $.01;
         30,000 shares authorized; 3,170 issued and
         outstanding                                       24             ----
       Class "A" preferred stock, par value $.01; 500,000
         shares authorized; none issued and outstanding   ----            ----
       Common stock, par value $.001; 55,000,000 shares
         authorized; 11,954,710 shares issued at
         August 31, 1996, 10,169,932 shares issued at
         February 29, 1996                              11,775          10,170
     Additional paid-in capital                     13,076,061      10,305,955
     Accumulated deficit                           (9,844,655)      (8,522,243)
     Less treasury stock, 264,000 common shares
         at cost                                     (501,545)        (501,545)
     Total stockholders' equity                     2,742,016        1,292,693
                                                   $4,559,656        2,678,618


     See accompanying notes to consolidated financial statements

     CYCLO3PSS CORPORATION
     Consolidated Statements of Operations
     (UNAUDITED)
------------------------------------------------------------------------------


                                                For the three months ended

                                               August 31, 1996  August 31, 1995

     Net revenues                                   $122,925        $174,185


     Costs and expenses:
        Cost of sales                                 51,311          72,889
        Research and development                     166,676         165,664
        Selling and marketing                         33,384         212,492
        General and administrative                   257,028         437,189
        Depreciation and amortization                116,883         102,377
         Total expenses                              625,282         990,611


     Loss from operations                           (502,357)       (816,426)



     Interest income                                   9,520          14,910
     Interest expense                                (39,449)           ----


     Net loss                                      $(532,286)      $(801,516)

     Net loss per common share                         $(.05)          $(.08)

     Weighted average number of common shares
        outstanding                               10,961,666       9,942,983






     See accompanying notes to consolidated financial statements

     CYCLO3PSS CORPORATION
     Consolidated Statements of Operations
     (UNAUDITED)
------------------------------------------------------------------------------


                                                  For the six months ended

                                              August 31, 1996  August 31, 1995


     Net revenues                                  $215,980        $272,649


     Costs and expenses:
        Cost of sales                               165,587          110,766
        Research and development                    400,947          375,594
        Selling and marketing                        84,621          310,735
        General and administrative                  571,191          975,533
        Depreciation and amortization               234,377          198,164
         Total expenses                           1,456,723        1,970,792


     Loss from operations                         (1,240,743)    (1,698,143)



     Interest income                                  11,623         19,022
     Interest expense                                (93,292)         ----


     Net loss                                    $(1,322,412)    $(1,679,121)

     Net loss per common share                         $(.12)          $(.17)

     Weighted average number of common shares
        outstanding                               10,727,593       9,823,669






     See accompanying notes to consolidated financial statement

     CYCLO3PSS CORPORATION
     Consolidated Statements of Cash Flow
     (UNAUDITED)
                                                  For  the six months ended
                                              August 31, 1996   August 31, 1995
     Cash flows from operating activities:
       Net loss                                $(1,322,412)      $(1,679,121)
       Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization             234,377           198,164
         Accrued interest on convertible debt
         issuance                                   71,487              --
         Issuance of warrant with convertible debt  16,400              --
         Changes in assets and liabilities:
           (Increase) decrease in accounts
            receivable                             (31,320)           32,752
           (Increase) decrease in inventories      112,916          (122,771)
           (Increase) decrease in prepaid expense,
           developed patents, other                 24,417           (29,629)
           Decrease in accounts payable and
           accrued liabilities                     (82,602)          (71,251)
           Increase in deferred revenue             87,500            10,181
       Net cash used in operating activities      (889,237)       (1,661,675)

       Cash flows from investing activities:
         Purchase of property and equipment        (12,028)         (184,972)
         Proceeds from sale of marketable
           securities                                 --           1,018,473
          Net cash provided by (used in) financing
           activities                              (12,028)          833,501


     Cash flows from financing activities:
       Proceeds from issuance of common stock          354          1,336,059
       Proceeds from issuance of preferred stock 2,755,000              --
       Proceeds from issuance of convertible
         debt obligation                           351,000              --
       Increase in obligations under capital
         leases                                       --               54,130
       Principal payments under capital lease
         obligations                                (4,039)             --
     Net cash provided by financing activities   3,102,315          1,390,189

     Net increase in cash                        2,201,050            562,015

     Cash at beginning of period                    252,11            123,086

     Cash at end of period                      $2,453,163           $685,101

     Supplemental schedule of non-cash
     financing activities:
       Capital lease obligations incurred for
       acquisition of property and equipment        $8,350            $54,130

     Acquisitions
         Fair value of assets acquired                ----           $175,000
         Issuance of common stock                     ----           (175,000)
     Liabilities assumed                             $----              $----

     See accompanying notes to consolidated financial statements

CYCLO3PSS CORPORATION
Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation SB. The balance sheet at February 29, 1996 represents the Company's audited consolidated financial statements at that date.

     In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of CyclO3PSS Corporation ("Company") as of August 31, 1996 and the results of its operations and cash flows for the interim periods ended August 31, 1996 and August 31, 1995. The operating results for the interim periods are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes included in the Company's Annual Report to Shareholders and Annual Report or Form 10-KSB for the year ended February 29, 1996.

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

CYCLO3PSS CORPORATION
Notes to Consolidated Financial Statements


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

Inventories

Inventories consist of raw materials and work-in-process and are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Inventories of the following:

                                              August 31,          February 29,
                                                 1996                  1996

         Raw materials                         $205,034             $288,450
         Work-in-process                         90,939              120,439
                                              --------------------------------
                                               $295,973              $408,889
                                              --------------------------------

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

Net Loss per Common Share

Net loss per common share is calculated based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in the computation as their effect would be anti-dilutive.

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

     CYCLO3PSS CORPORATION
     Notes to Consolidated Financial Statements
------------------------------------------------------------------------------



2. Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The net loss for the quarter ended August 31, 1996 was $532,286. In the past the Company has been able to receive funding necessary for its operations through the issuance of common stock. The Company anticipates a net loss for the year ended February 28, 1997.

The Company believes that its current conditions are a result of the inherent risks associated with small technology companies. Such risks include, but are not limited to, the ability to (a) generate sales of its product at levels sufficient to cover its costs and provide a return for investors, (b) attract additional capital in order to finance growth, (c) further develop and successfully market commercial products and (d) successfully compete with other technology companies having financial, production and marketing resources significantly greater than those of the Company.

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

During the three months ended August 31, 1996, the Company engaged in an offering of Series "B" Preferred Stock. This Series "B" Preferred Stock was designated by the Board of Directors on May 30, 1996. As of August 31, 1996, net proceeds of $2,755,000 had been received in cash by the Company, and the offering was closed.

3. Long-Term Debt

During the year ended February 29, 1996, the Company's Board of Directors approved the issuance of $3,000,000 in convertible debt to individual investors. Principal and interest are payable in full three years from the date of execution of each note. Interest accrues at 12% per year on the principal balance. The debt is secured by all the assets of the Company. The lender can convert all or a portion of its outstanding principal and interest into shares of common stock at $3.50 per share. Under the terms of the loan agreements, the Company will issue each lender a warrant to purchase 1,000 shares of the Company's common stock at a price of $4.00 per share for each $3,500 principal amount loaned to the Company. Each warrant is exercisable for a period of 5 years from the date of the closing of each loan. The Board of Directors has reserved 2,022,714 shares of the Company's common stock for the conversion of debt and exercise of warrants offered with the convertible debt. As of August 31, 1996, the Company had issued $1,226,000 in convertible debt (described above) to the Company's directors or major stockholders, with maturities between December 1998 and February 1999. Interest expense of $71,487 was recorded for the six months ended August 31, 1996.

CYCLO3PSS CORPORATION
Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------



The carrying amount of long-term debt approximates fair value. The fair value of the Company's long-term debt was estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of debt arrangements.

4. Stockholders' Equity

On May 30, 1996 the Board of Directors designated series "B" preferred stock which consists of 30,000 shares of non-voting stock with a par value of $.01. The stated value is $1,000 per share. As of August 31, 1996, 3,170 shares of series "B" preferred stock had been issued with net proceeds of $2,755,000 and net issuance cost of $415,000. As of August 31, 1996, 800 shares of series "B" preferred stock has been converted into 1,248,566 shares of common stock. These conversions were made at 70% of the "Average Stock Price" as designated by the Board of Directors and further defined as the average daily closing bid prices of common shares for the period of five consecutive trading days immediately proceeding the date of conversion of the series B shares. As of August 31, 1996, 19,498 shares of common stock are to be issued for dividends on all series "B" preferred stocks issued and outstanding. Dividends are accrued at the rate of 8% percent per annum, commencing on the date of issuance thereof.

5. Contingencies

The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes, based on advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows. These matters are described in the Company's Form 10-KSB for the year ended February 28, 1996.

                                 PART I - ITEM 2

                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was an inactive corporation from the 1930's to 1987. From the commencement of operations in 1987 until July of 1994, the Company was in the development stage engaged primarily in the research and development of its products. From the period since reactivation (March 2, 1987) to August 31, 1996, the Company has incurred cumulative net losses of approximately $9,844,655. The Company expects to continue to incur losses into next year.

The Company's future operating results will depend on many factors, including the timing of the FDA marketing clearance, the demand for the Company's medical sterilization products at that time, and industry acceptance of the Company's laundry technologies, system equipment and attendant products. Additional factors include the Company's ability to manufacture and market its products on a cost-effective basis, the level of competition and the ability of the Company to develop product enhancements and new products and to obtain the required financing.

Results of Operations

The Company's revenues were $215,980 for the six months ended August 31, 1996, and $272,649 for the six months ended August 31, 1995. The revenue for the three months ended August 31, 1996, were $122,925 compared to $174,185 for the three months ended August 31, 1995. Only two of the Company's wholly owned subsidiaries are currently contributing to the Company's revenues, CyclO3PSS Textile Systems, Inc. ("CTS") and CyclO3PSS Biochemical Corporation (CBC). The Company's gross margin for the six months ended August 31, 1996 was $50,393 compared to $161,883 for the six months ended August 31, 1995. The gross margin for the three months ended August 31, 1996, was $134,103 compared to $263,004 for the three months ended August 31, 1995. This decrease in gross margin is primarily attributable to the reduction of CTS sales as the result of the Company's decision to interrupt the direct sale of systems until the redesign effort was completed and dependable systems could be reintroduced to the market.

The Company incurred research and development expenses of $400,947 for the six months ended August 31, 1996 and $375,594 for the six months ended August 31, 1995. Research and development expenditures were $166,676 for the three months ended August 31, 1996, and $165,664 for the three months ended August 31, 1995. Management sees no continued overall reduction of research and development expenses. These costs will continue to be expended as certain products complete the development process and are commercialized.

The Company incurred general and administrative expenses of $571,191 for the six months ended August 31, 1996, compared to $975,533 for the six months ended August 31, 1995. General and administrative expenses for the three months ended August 31, 1996 were $257,028 and $437,189 for the three months ended August 31, 1995. This decrease is due generally to decrease in staffing. Also, Management has taken aggressive steps to reduce current monthly expenses. As the Company completes development on certain products and prepares for commercialization, the human resource requirements of the Company will change.

     The Company incurred selling and marketing expenses of $84,621 for the six months ended August 31, 1996, compared to $310,735 for the six months ended August 31, 1995. The selling and marketing expenses for the three months ended August 31, 1996 were $33,384 and $212,492 for the three months ended August 31, 1995. This decrease is mainly attributed to the Clean Show '95 expenses incurred by the Company in June of 1995. The Company anticipates marketing expenses to increase slightly in the fiscal year 1997 due to the hiring and training of additional marketing personnel and the attendant costs related to their endeavors. The Company will also increase marketing activity and incur additional expenses should it receive positive indications from the FDA as to marketing clearance for its medical sterilization systems during the year 1997.

     For the six months ended August 31, 1996, the Company had interest income of $11,623 as compared to interest income for the six months ended August 31, 1995, of $19,022. The interest income for the three months ended August 31, 1996 was $9,520 compared to interest income of $14,910 for the three months ended August 31, 1995. The Company anticipates that this amount will continue to increase due to the increase in the company's cash resources which earns interest. New funds received by the Company will be allocated to short term investments.

     The Company's net loss for the six months ended August 31, 1996 was $1,322,412, as compared to the six months ended August 31, 1995 of $1,679,121. The Company's net loss for three months ended August 31, 1996 was $532,286 as compared to the three months ended August 31, 1995 of $801,516. The Company anticipates that it will operate at a loss for the year ended February 28, 1997. However, it is anticipated that the losses should begin to diminish if and when the revenues of CyclO3PSS Textile Systems, Inc. begin to accelerate.

Liquidity and Capital Resources

During the three months ended August 31, 1996, the Company offered its series "B" preferred stock, as designated by the Board of Directors on May 30, 1996. As a result, $2,755,000 has been received in cash by the Company, net of issuance cost of $415,000. The offering was closed on August 16, 1996. There are no assurances that future efforts to locate and secure additional financing will be successful. The failure to secure additional financing could substantially alter the management's assumptions as presented in the remainder of this section.

No investment activities were recorded for the six months ended August 31, 1996 compared to $1,018,473 for the six months ended August 31, 1995. This decrease is due to the sell of all the Company's short term investments.

Cash used in operating activities was $889,237 for the six months ended
August 31, 1996, compared to $1,661,675 for the six months ended August 31, 1995. Cash used for the six months ended August 31, 1996 was comprised of cash on hand and collections of accounts receivable, which is comprised of service and part sales from CyclO3PSS Textile Systems, Inc. and contract development and chemical compound sales from CyclO3PSS Biochemical Corporation.

Total assets increased to $4,559,656 for six months ended August 31, 1996 from $3,374,425 for the six months ended August 31, 1995, primarily due to the increase in the Company's cash as a result of net proceeds of $2,755,000 from the issuance of series B preferred stock.

Total current liabilities increased slightly to $442,514 for the six months ended August 31, 1996 from $417,300 for the six months ended August 31, 1995. All of the Company's current liabilities at August 31, 1996 were attributed to accounts payable, accruals and deferred revenues, and the current portion of certain capital equipment leases. Long term liabilities increased to $1,375,126 for the six months ended August 31, 1996 from $944,289 for the year ended February 29, 1996. Of the total, $1,312,150 represents principal and interest debt generated on one of the Company's financing which was an offering of convertible debt instruments. The additional $62,976 represents the long term portion of leases payable for certain leased equipment, compared to $54,626 for the years ended February 29, 1996.

     On October 17, 1995 the Board of Directors approved the issuance of a up to $3,000,000 of Convertible Secured Promissory Notes to investors. The Convertible Notes which include warrants to purchase shares of the Company's restricted common stock at $4.00 per share, also bear interest at a rate of 12% per annum. Both the interest and principal are convertible to shares of the Company's restricted common stock at $3.50 per share. The conversion shares and warrants carry certain registration rights and requirements. These notes are secured by all assets of the Company. As of August 31, 1996, $1,226,000 had been received from this offering.


Plan of Operation

The anticipated plan of operation during the next twelve (12) months is to complete the following:

          1. The continued review of the engineering and design elements of the STER-O3-ZONETM 100 in order to determine an efficient and cost effective manner in which to correct certain process controls of the system. 2. Evaluate and determine the time line required to execute the design changes to the STER- O3-ZONETM
               100. Determine what action to take with the FDA in respect to the current pending application of the Company's 510(k) Premarket Notification for the STER-O3-ZONETM 100. The Company will not engage in any pre-approval sales under the Investigational Device Exemption (IDE) of the STER-O3-ZONETM 100 until the design changes have been fully resolved.

          3. Continuation of validation testing of the Company's liquid chemical sterilant, SterOxTM, preparatory to submission of the 510(k) Premarket Notification to the FDA. To be determined is whether this will be completed by the Company or with an existing market leader of liquid disinfectants resulting in a possible licensing agreement to complete the testing on this product as well as formalization of the application and presentation of SterOxTM to the FDA.

          4. Continued development of products and enhancements for the Company's textiles subsidiary which include:

               (1) Completion of validation testing for the application for cold
               water  ozone   disinfection   of  health  care   textiles,   both
               domestically and abroad.

               (2) Reintroduction and sales of the Company's revised and modified Vacuum Soils Counting System (VAC) and ozone washing systems.

               (3) Aggressive marketing of the revised and modified textile products. Additional plans to market through proposed strategic alliances with parties currently in negotiation.

          5. Continuation of contract research and development within the Biochemical subsidiary and the ongoing manufacture and sales of its existing and future specialty chemicals product line.

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

The Company currently anticipates that its expenditures on equipment will range from $200,000 - $400,000 during the next twelve months based upon current manufacturing assumptions. Management has taken aggressive steps to reduce current monthly expenses by reducing personnel and other expenses. The Company anticipates that no more than six additional employees will be hired during the next twelve months, unless: (1). the market acceptance of the textile systems is accelerated; (2). the sterilizer products are approved by the FDA in a more timely manner than management predicts. It is anticipated that general and administrative expenses would not increase by more than $600,000 on an annualized basis as a result of any such increase in employees. The information set forth herein as to anticipated research and development costs, equipment purchases and increase in employees are management's best estimate based upon current plans. Actual expenditures may be greater or less than such estimates depending on many factors including, but not limited to: the FDA review process, the availability of new technologies, and the success of the marketing efforts for existing products.

PART II - OTHER INFORMATION

          Item 1. Legal Proceedings. None.

          Item 2. Changes in Securities. None.

          Item 3. Defaults Upon Senior Securities. None.

          Item 4. Submission of Matters to a Vote of Security Holders. None.

          Item 5. Other Information. On May 30, 1996, the Board of Directors designated a Series "B" Preferred Stock for an offering to raise capital for ongoing cash requirements. As of the quarter ended August 31, 1996 $2,755,000 (net) has been received pursuant to this offering and it has been closed.

       Item 6(a). Exhibits.  None.
       Item 6(b). Reports on Forms 8 - K. A Form 8-K was filed on August 16,
                  1996, to report $1,400,000 capital raised from sale of Company's equity securities, accompanied by consolidated financial statements as of June 30, 1996

       Item 6(c). Reports on Form S 8. A registration of 300,000 shares of common stock was filed on form S-8 on August 20, 1996, to register shares which were authorized to Mr. John Sloan in consideration of a consulting contract and the related services to be provided.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CYCLO3PSS CORPORATION


Date: October 14, 1996               By/s/ John M. Williams
                                     John M. Williams
                                     Chief Executive Officer
                                     Chairman
                                     Principal Executive Officer



Date: October 14, 1996               By/s/ William R. Stoddard
                                     William R. Stoddard
                                     President
                                     Principal Financial Officer