Form 10-Q
period 1996-11-30
CYCLO3PSS CORP
filed 1997-01-15
CIK 895319

CONFORMED
----------------------------------------------------------------------------

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED NOVEMBER 30, 1996

                                          OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 0-22720

                                CYCLO3PSS CORPORATION
             (Name of Small Business Issuer as specified in its charter)

                 Delaware                                    87-0455642
    (State or other jurisdiction of                         (I.R.S. Employer
    Incorporation or organization)                          Identification No.)

  3646 West 2100 South
        Salt Lake City, U  h                                  84120-1202
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



Common Stock outstanding at January 14th, 1997- 12,423,524 shares of $.001 par value Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE: NONE
 ----------------------------------------------------------------------------

                                       FORM 10-QSB

                             Financial Statements and Schedules
                                    Cyclo3pss Corporation
                      For Three and Nine Months Ended November 30, 1996

       The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                               PART I - FINANCIAL INFORMATION
                                                                    Page of
                                                                  Form 10-QSB
   Item 1. Financial  Statements
           Consolidated Balance Sheets -November 30, 1996 and February 29, 1996
           Consolidated Statements of Operations -- ...................3
              for the three and nine months ended November 30, 1996 and 1995
           Consolidated Statements of Cash Flow -- ....................5
              for the nine months ended November 30, 1996 and 1995.....7
           Notes to Consolidated Financial Statements..................8

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............12

                            PART II - OTHER INFORMATION

   Item 1. Legal Proceedings .........................................16

      Item 2    Changes in Securities.................................16

      Item 3    Defaults Upon Senior Securities.......................16

      Item 4    Submission of Matters to a Vote of Security Holders...16

      Item 5    Other Information.....................................16

      Item 6(a) Exhibits..............................................16

      Item 6(b) Reports on Form 8-K...................................16

      Item 6(c) Reports on Form S-8...................................16

   CYCLO3PSS CORPORATION
   Consolidated Balance Sheets
------------------------------------------------------------------------------



                                               November 30,        February 29,
                                                   1996                1996
                                                 ---------------------------
                                                  (Unaudited)

   Assets

   Current assets:

     Cash and cash equivalents                    $568,313         $252,113
     Marketable securities                       1,306,815           ---
     Accounts receivable, less allowance for
      doubtful accounts of $40,000 at
      November 30, 1996 and February 29, 1996       76,622           77,130
     Inventories, net                              257,465          408,889
     Prepaid expenses                               60,191           37,474
                                               ___________       __________
       Total current assets                      2,269,406          775,606

   Property and equipment, net                     450,629          570,237

   Other assets:

     Goodwill, net                                 597,496          768,862
     Acquired patents, net                         421,750          453,456
     Developed patents and other, net              110,236          110,457
                                               -----------      -----------
                                                $3,849,517       $2,678,618
                                               ===========      ===========












   See accompanying notes to consolidated financial statements

   CYCLO3PSS CORPORATION
   Consolidated Balance Sheets (continued)
------------------------------------------------------------------------------

                                                                 November 30,    February 29,
                                                                     1996           1996
                                                                _____________________________
                                                                   (Unaudited)



   Liabilities and Stockholders' Equity

   Current liabilities:
      Accounts payable                                                78,987       162,414
      Accrued liabilities                                            101,437       120,122
      Deferred revenue                                               262,749       142,749
      Current portion of capital lease obligations                     6,549        16,351
                                                                  ________________________
             Total current liabilities                               449,722       441,636

   Long-term debt obligations                                      1,348,930       889,663

   Long-term portion of capital lease obligation                      62,975        54,626

   Commitments and contingencies

   Stockholders' equity:
     Series "A" preferred stock, par value $.01; 4,500,000
       shares authorized; 35,638 shares issued and outstanding         356             356
    Series "B" preferred stock, par value $.01;
       30,000 shares authorized; 3,170 issued and outstanding           21             ---
     Class "A: preferred stock, par value $.01; 500,000
       shares authorized; none issued and outstanding
     Common stock, par value $.001; 55,000,000 shares                  ---             ---
       authorized; 12,681,196 shares issued at November 30,
       1996, 10,169,932 shares issued at February 29, 1996            12,390        10,170
   Additional paid-in capital                                     13,131,854    10,305,955
   Accumulated deficit                                           (10,655,186)   (8,522,243)
   Less treasury stock, 264,000 common shares at cost               (501,545)     (501,545)
   Total stockholders' equity                                  ----------------------------
                                                                   1,987,890     1,292,693
                                                               ----------------------------
                                                                  $3,849,517     2,678,618
                                                               ============================


   See accompanying notes to consolidated financial statements

   CYCLO3PSS CORPORATION
   Consolidated Statements of Operations
   (UNAUDITED)
------------------------------------------------------------------------------



                                             For the three months ended

                                             November 30,   November 30,
                                                1996            1995

   Net revenues                               $ 48,101        $109,474


   Costs and expenses:
      Cost of sales                             47,524          52,703
      Research and development                 236,850         214,301
      Selling and marketing                     50,631         132,775
      General and administrative               330,330         495,917
      Depreciation and amortization            115,845         124,676
      Total expenses                       ------------------------------
                                               781,180         967,669


   Loss from operations                       (733,079)       (910,898)



   Interest income                              18,540           5,079
   Interest expense                            (95,993)          -----
                                           -----------------------------


   Net loss                                  $(810,532       $(905,819)

   Net loss per common share                      (.07)          $(.09)
                                           ============================
   Weighted average number of common shares
      outstanding                           12,243,607      10,164,866
                                           ============================





   See accompanying notes to consolidated financial statements

   CYCLO3PSS CORPORATION
   Consolidated Statements of Operations
   (UNAUDITED)
------------------------------------------------------------------------------


                                                 For the nine months ended

                                                November 30,     November 30,
                                                    1996             1995

   Net revenues                                   $264,080         $382,122


   Costs and expenses:
      Cost of sales                                213,329          163,468
      Research and development                     637,798          648,933
      Selling and marketing                        135,034          378,475
      General and administrative                   901,514        1,477,450
      Depreciation and amortization                350,217          322,837
                                               -------------------------------
      Total expenses                             2,237,892        2,827,695
                                               -------------------------------


   Loss from operations                         (1,973,812)      (2,609,041)



   Interest income                                  30,154           24,101
   Interest expense                               (189,285)
                                               -------------------------------

   Net loss                                    $(2,132,943)     $(2,584,940)
                                               ===============================
   Net loss per common share                          (.19)           $(.26)
                                               ===============================
   Weighted average number of common shares
      outstanding                               11,232,931        9,936,574
                                               ===============================





   See accompanying notes to consolidated financial statements

   CYCLO3PSS CORPORATION
   Consolidated Statements of Cash Flow
   (UNAUDITED)
   ---------------------------------------------------------------------------

                                                                        For  the nine months ended
                                                                  November 30, 1996     November 30,1995
   Cash flows from operating activities:                        ------------------------------------------
   Net loss                                                       $(2,132,943)          $(2,584,940)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
      Depreciation and amortization                                   350,217               322,836
      Interest on convertible debt issuance                           108,267                --
      Issuance of warrants with convertible debt                       72,873                --
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                        508              (23,310)
        (Increase) decrease in inventories                            151,424             (180,541)
        (Increase) decrease in prepaid expense, developed
          patents, other                                              (31,211)             (20,241)
        Decrease in accounts payable and accrued liabilities         (102,112)             (13,642)
        Increase in deferred revenue                                  120,000               52,928
                                                                 ------------------------------------
     Net cash used in operating activities                         (1,462,977)          (2,446,910)
                                                                 ------------------------------------

     Cash flows from investing activities:
       Purchase of property and equipment                             (10,483)            (212,575)
       Purchase of Marketable Securities                           (1,459,027)
       Proceeds from sale of Marketable Securities                    152,212            1,192,849
        Net cash provided by (used in) financing activities      ------------------------------------
                                                                   (1,317,298)             980,274
                                                                 ------------------------------------

   Cash flows from financing activities:
     Proceeds from issuance of common stock                               277            1,460,410
     Proceeds from issuance of preferred stock                      2,755,000                --
     Proceeds from issuance of convertible debt obligation            351,000                --
     Principal payments under capital lease obligations                (9,802)             (10,093)
                                                                 -----------------------------------
   Net cash provided by financing activities                        3,096,475            1,450,317
                                                                 -----------------------------------
   Net increase in cash                                               316,200              (16,319)

   Cash and cash equivelants at beginning of period                   252,113              123,086
                                                                 -----------------------------------
   Cash and cash eqvilelants at end of period                        $568,313             $106,767

   Supplemental schedule of non-cash financing activities:
     Capital lease obligations incurred for acquisition of
     property and equipment                                             8,350               84,245
                                                                 ===================================

   Acquisitions
      Fair value of assets acquired                                      ----             $175,000
      Issuance of common stock                                           ----             (175,000)





   See accompanying notes to consolidated financial statements

   CYCLO3PSS CORPORATION
   Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


   1.  Summary of Significant Accounting Policies

   Financial Statements

   The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The balance sheet at February 29, 1996 represents the Company's audited consolidated balance sheet at that date.

   In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Cyclo3pss Corporation ("Company") as of November 30, 1996 and the results of its operations and cash flows for the three and nine month periods ended November 30, 1996 and November 30, 1995. The operating results for the interim periods are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes included in the Company's Annual Report to Shareholders and Annual Report for 10-KSB for the year ended February 29, 1996.

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

   Cash and cash equivalents

   Cash and cash equivalents include highly liquid investments with minimal interest rate risk and original maturities of three months or less at date of acquisition.

   Marketable Securities

   The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) which requires investment securities to be classified as either held to maturity, trading or available for sale. The Company classifies its short-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of

   CYCLO3PSS CORPORATION
   Notes to Consolidated Financial Statements
     ---------------------------------------------------------------------


   tax, reported in a separate component of stockholders' equity. Realized gains or losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income.

   Inventories

   Inventories consist of raw materials and work-in-process and are stated at the lower of cost or market, cost being determined using the first-in, first-out method. An inventory reserve has been established as an estimate of the cost of possible design changes in review for the STER-O3-ZONETM 100. Inventories consists of the following:

                                       November 30,            February 29,
                                          1996                     1996

      Raw materials, net                $214,080                 $288,450
      Work-in-process                     43,385                  120,439
                                       ------------------------------------
                                        $257,465                 $408,889
                                       ====================================

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

   CYCLO3PSS CORPORATION
   Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


   2.  Basis of Presentation

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The net loss for the year ended February 29, 1996 was $3,449,994. In the past the Company has been able to receive funding necessary for its operations through the issuance of common stock and preferred stock and other financing. The Company anticipates a net loss for the year ended February 28, 1997.

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

   The Company has engaged in an offering of Series "B" Preferred Stock. This Series "B" Preferred Stock was designated by the Board of Directors on May 30, 1996. As of November 30, 1996, net proceeds of $2,755,000 had been received in cash by the Company, and the offering was closed.

   3. Long-Term Debt

   During the year ended February 29, 1996, the Company's Board of Directors approved the issuance of $3,000,000 in convertible debt to individual investors. Principal and interest are payable in full three years from the date of execution of each note. Interest accrues at 12% per year on the principal balance. The debt is secured by all the assets of the Company. The lender can convert all or a portion of its outstanding principal and interest into shares of common stock at $3.50 per share. Under the terms of the loan agreements, the Company will issue each lender a warrant to purchase 1,000 shares of the Company's common stock at a price of $4.00 per share for each $3,500 principal amount loaned to the Company. Each warrant is exercisable for a period of 5 years from the date of the closing of each loan. The Board of Directors has reserved 2,022,714 shares of the Company's common stock for the conversion of debt and exercise of warrants offered with the convertible debt. As of November 30, 1996, the Company had issued $1,226,000 in convertible debt (described above) to the Company's directors or major stockholders, with maturities between December 1998 and February 1999. Interest expense of $108,267 was recorded for the nine months ended November 30, 1996.

   The carrying amount of long-term debt approximates fair value. The fair value of the Company's long-term debt was estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of debt arrangements.

   CYCLO3PSS CORPORATION
   Notes to Consolidated Financial Statements
------------------------------------------------------------------------------



   4. Stockholders' Equity

   On May 30, 1996 the Board of Directors designated series "B" preferred stock which consists of 30,000 shares of non-voting stock with a par value of $.01. The stated value is $1,000 per share. As of November 30, 1996, 3,170 shares of series "B" preferred stock had been issued with net proceeds of $2,755,000 and issuance cost of $415,000. As of November 30, 1996, 1,235 shares of series "B" preferred stock has been converted into 1,981,236 shares of common stock. These conversions were made at 70% of the "Average Stock Price" as designated by the Board of Directors and further defined as the average daily closing bid prices of common shares for the period of five consecutive trading days immediately proceeding the date of conversion of the series "B" shares. As of November 30, 1996, 85,698 shares of common stock are to be issued for dividends on all series "B" preferred stocks issued and outstanding. Dividends are accrued at the rate of 8% percent per annum, commencing on the date of issuance thereof.

   5. Contingencies

   The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes, based on advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows. These matters are described in the Company's Form 10-KSB for the year ended February 29, 1996.

                                       PART I - ITEM 2

                             MANAGEMENTS DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   General

   The Company was an inactive corporation from the 1930's to 1987. From the commencement of operations in 1987 until July of 1994, the Company was in the development stage engaged primarily in the research and development of its products. From the period since reactivation (March 2, 1987) to November 30, 1996, the Company has incurred cumulative net losses of approximately $10,655,186. The Company expects to continue to incur losses into next year.

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

   Results of Operations

   The Company's revenues were $264,080 for the nine months ended November 30, 1996, and $382,122 for the nine months ended November 30, 1995. The revenue for the three months ended November 30, 1996, were $48,101 compared to $109,474 for the three months ended November 30, 1995. Only two of the Company's wholly owned subsidiaries are currently contributing to the Company's revenues, Cyclo3pss Textile Systems, Inc. ("CTS") and Cyclo3pss Biochemical Corporation ("CBC"). The Company's gross margin for the nine months ended November 30, 1996 was $50,751 compared to $218,654 for the nine months ended November 30, 1995. The gross margin for the three months ended November 30, 1996, was $577 compared to $56,771 for the three months ended November 30, 1995. This decrease in gross margin is primarily attributable to the reduction of CTS sales as the result of the Company's decision to interrupt the direct sale of systems until the redesign effort was completed and dependable systems could be reintroduced to the market.

   The Company incurred research and development expenses of $637,798 for the nine months ended November 30, 1996 and $648,933 for the nine months ended November 30, 1995. Research and development expenditures were $236,850 for the three months ended November 30, 1996, and $214,301 for the three months ended November 30, 1995. Management sees no continued overall reduction of research and development expenses. These costs will continue to be expended as certain products complete the development process and are commercialized.

   The Company incurred general and administrative expenses of $901,514 for the nine months ended November 30, 1996, compared to $1,477,450 for the nine months ended November 30, 1995. General and administrative expenses for the three months ended November 30, 1996 were $330,330 and $495,917 for the three months ended November 30, 1995. This decrease is due generally to decrease in staffing. Also, Management has taken aggressive steps to reduce current monthly expenses. As the Company completes development on certain products and prepares for commercialization, the human resource requirements of the Company will change.

   The Company incurred selling and marketing expenses of $135,034 for the nine months ended November 30, 1996, compared to $378,475 for the nine months ended November 30, 1995. The selling and marketing expenses for the three months ended November 30, 1996 were $50,631 compared to $132,775 for the three months ended November 30, 1995. This decrease is mainly due to higher marketing staff and advertising expenses during the quarter ended November 30, 1995 for Cyclo3pss Textile Systems, Inc. The Company anticipates marketing expenses to increase slightly in the fiscal year 1997 due to the hiring and training of additional marketing personnel and the attendant costs related to their endeavors. The Company will also increase marketing activity and incur additional expenses should it receive positive indications from the FDA as to marketing clearance for its medical sterilization systems during the year 1997.

   For the nine months ended November 30, 1996, the Company had interest income of $30,163 as compared to interest income for the nine months ended November 30, 1995, of $24,101. The interest income for the three months ended November 30, 1996 was $18,540 compared to interest income of $5,079 for the three months ended November 30, 1995. The Company anticipates that this amount will continue to increase due to the increase in the company's cash resources which earn interest. New funds received by the Company generally will be allocated to short term investments.

   The Company's net loss for the nine months ended November 30, 1996 was $2,132,943, as compared to the nine months ended November 30, 1995 of $2,584,940. The Company's net loss for three months ended November 30, 1996 was $810,532, as compared to the three months ended November 30, 1995 of $905,819. The Company anticipates that it will operate at a loss for the year ended February 28, 1997. However, it is anticipated that the losses should begin to diminish if and when the revenues of Cyclo3pss Textile Systems, Inc. and Cyclo3pss BioChemical Corporation begin to accelerate.

   Liquidity and Capital Resources

   The Company has offered its series "B" preferred stock, as designated by the Board of Directors on May 30, 1996. As a result, $2,755,000 has been received in cash by the Company, net of issuance cost of $415,000. The offering was closed on August 16, 1996. There are no assurances that future efforts to locate and secure additional financing will be successful. The failure to secure additional financing could substantially alter the management's assumptions as presented in the remainder of this section.

   During the quarter ended November 30, 1996, the Company has invested $1,459,027 in short-term government backed securities. Proceeds from sale of marketable securities for the quarter ended November 30, 1996 , was $152,212 compared to $1,192,849 for November 30, 1995, which was when all previous marketable securities were sold.

   Cash used in operating activities was $1,462,977 for the nine months ended November 30, 1996, compared to $2,446,910 for the nine months ended November 30, 1995. Cash used for the nine months ended November 30, 1996 was comprised of cash on hand and collections of accounts receivable, which is comprised of service and part sales from Cyclo3pss Textile Systems, Inc. and contract development and chemical compound sales from Cyclo3pss Biochemical Corporation.

   Total assets increased to $3,849,517 for nine months ended November 30, 1996 from $2,678,618 for the year ended February 29, 1996, primarily due to the increase in the Company's cash as a result of net proceeds of $2,755,000 from the issuance of series B preferred stock.

   As of November 30, 1996, the current liabilities total was $449,722 which is a slight increase over total current liabilities of $441,636 for the year ended February 29, 1996. All of the Company's current liabilities at November 30, 1996 were attributed to accounts payable, accruals and deferred revenues, and the current portion of certain capital equipment leases. As of November 30, 1996 long term liabilities were $1,411,905 compared to $944,289 for the year ended February 29, 1996. Of the November 30, 1996 $1,348,930 represents the principal and interest owed pursuant to the Company's offering of convertible debt instruments, compared to $889,663 for the year ended February 29, 1996. The additional $62,975 represents the long term portion of leases payable for certain leased equipment as of November 30, 1996, compared to $54,626 for the year ended February 29, 1996.

   On October 17, 1995 the Board of Directors approved the issuance of a up to $3,000,000 of Convertible Secured Promissory Notes to investors. The Convertible Notes which include warrants to purchase shares of the Company's restricted common stock at $4.00 per share, also bear interest at a rate of 12% per annum. Both the interest and principal are convertible to shares of the Company's restricted common stock at $3.50 per share. The conversion shares and warrants carry certain registration rights and requirements. These notes are secured by all assets of the Company. As of May 31, 1996, $1,226,000 had been received from this offering and it was closed.

   Plan of Operation

   The anticipated plan of operation during the next twelve (12) months is to complete the following:

      1. The continued review of the engineering and design elements of the STER-O3-ZONETM ozone gas sterilizer in order to determine an efficient and cost effective manner in which to correct certain process controls of the system.

      2. Evaluate and determine the time line required to execute the design changes to the STER- O3-ZONETM ozone gas sterilizer. Determine what action to take with the FDA in respect to the current pending application of the Company's 510(k) Premarket Notification for the STER-O3- ZONETM 100. The Company will not engage in any pre-approval sales under the Investigational Device Exemption (IDE) of the STER-O3-ZONETM 100 until the design changes have been fully resolved.

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

   Although the Company will be primarily engaged in the aggressive sales and support of its completed products, it anticipates that research and development expenses will be ongoing, and could range from $800,000 to $1,000,000 during the next twelve months in support of the completion of key future products. Based on current manufacturing assumptions, the estimate on the equipment expenditures will range from $200,000 - $400,000 for the next twelve months. Management has taken aggressive steps to reduce current monthly expenses by reducing personnel and other expenses. The Company anticipates that no more than six additional employees will be hired during the next twelve months, unless: (i) the market acceptance of the textile systems is accelerated ; and (ii) the sterilizer products are approved by the FDA in a more timely manner than management predicts. It is anticipated that general and administrative expenses would not increase by more than $600,000 on an annualized basis as a result of any such increase in employees.

   However, these estimates are forward looking statements that are inherently uncertain. Actual expenditures could differ materially from those projected. All of these forward looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the expenditures anticipated in these forward looking statements will be realized. The following important factors, among others, could cause the Company not to attain the expenditures contemplated herein or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) the FDA review process; (ii) the availability of new technologies; (iii) the success of the marketing efforts for existing products; (iv) continued or increased competitive pressures from existing and new competitors and new entrants; (v) loss or retirement of key members of management; (vi) increases in interest rates or the Company's cost of borrowing; (vii) deterioration in general or regional economic conditions;
   (viii) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (ix) adverse determinations in connection with pending or future litigations or other material claims against the Company; and (x) the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company. In addition, there can be no assurance that unforeseen expenses or other factors will not alter the projected expenditures in whole or in part.

   PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings.  None.

      Item 2.     Changes in Securities.  None.

      Item 3.     Defaults Upon Senior Securities.  None.

      Item 4.     Submission of Matters to a Vote of Security Hold  None.

      Item 5.     Other Information. None

      Item 6(a).  Exhibits.   None.

      Item 6(b).  Reports on Forms 8 - K. None
      Item 6(c).  Reports on Form S 8.              None

                                         SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CYCLO3PSS CORPORATION


   Date: January 14, 1997                 By/s/ John M. Williams
                                            --------------------
                                                John M. Williams
                                                Chief Executive Officer
                                                Chairman
                                                Principal Executive Officer



   Date: January 14, 1997                 By/s/ William R. Stoddard
                                            -----------------------
                                                William R. Stoddard
                                                President
                                                Principal Financial Officer