Form 10KSB
period 1997-02-28
CYCLO3PSS CORP
filed 1997-05-30
CIK 895319

----------------------------------------------------------------------------


                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-KSB

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x/

     The Issuer's revenues for the fiscal year ended February 28, 1997 were $610,525

        As of May 1, 1997, 12,793,440 shares of the Issuer's common stock were issued and outstanding of which 10,333,288 shares were held by non-affiliates. As of May 1, 1997, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by NASDAQ) was approximately $9,364,542.


                       DOCUMENTS INCORPORATED BY REFERENCE: NONE

-----------------------------------------------------------------------------



                              FORWARD- LOOKING STATEMENTS

        This Annual Report on Form 10-KSB contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. To the extent statements in this Annual Report involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward looking statements. These risks and uncertainties include product development or production difficulties or delays due to supply constraints, technical problems or other factors; technological changes; the effect of global, national and regional economic conditions; the impact of competitive products and pricing; changes in demand; increases in component prices or other costs; and a number of other risks including those identified by the Company throughout Item I and elsewhere in this report, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.


                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     CyclO3PSS Corporation (the "Company") designs, manufactures, sells and installs laundry sorting and counting systems and ozone washing systems to commercial and institutional laundry's and healthcare facilities, manufactures and sells specialty chemicals, and performs research and development of technologies for the sterilization and/or disinfection of surgical and medical instruments. These activities are performed through three active and operating subsidiaries of the Company's five wholly-owned subsidiaries. The Company's five wholly- owned subsidiaries are CyclO3PSS Textile Systems, Inc., CyclO3PSS BioChemical Corporation, CyclO3PSS Medical Systems, Inc, CyclO3PSS Food Processing Systems, Inc. and CyclO3PSS Wast Water Systems, Inc.

     CyclO3PSS Textile Systems, Inc. The Company, through internal technology development and the 1994 acquisition of another corporation, has developed products for sale to the healthcare, commercial and institutional laundry markets. These products include:

           Ozone washing systems for healthcare laundry facilities that enable them to save time, money, energy and chemical costs while producing laundry cleaning and disinfection which has demonstrated to be superior to current methods.

           Ozone washing systems for commercial and industrial laundries that enable them to reduce the amount of time, water, energy and chemicals needed to launder textiles.

           Laundry sorting and counting systems designed to improve the speed and accuracy of preparing, counting and transporting soiled linens for washing operations.

           Proprietary wash chemicals designed to be compatible with the ozone washing technology.

     The Company has commenced sales of its ozone washing systems and its VACTM laundry sorting and counting systems to commercial and industrial laundries. The Company is scheduling tests of its healthcare ozone laundry washing and disinfection systems with leading companies in the healthcare field and expects to commence sales of these systems during the next fiscal year. The Company is also engaging in marketing efforts to the institutional laundry market and expects to commence sales of systems to the institutional market during the next fiscal year.

     CyclO3PSS BioChemical Corporation. The Company, through the 1994 acquisition of another corporation, Chem BioChem Research, has developed a line of specialty chemicals for sale to biomedical and research institutions and performs limited contract research and development of organic compounds and synthesis methods for some of its customers. Subsequent to the acquisition, the name of this subsidiary was changed to CyclO3PSS BioChemical Corporation (CBC). While the revenues produced by CBC have constituted a significant portion of total revenues during the year ended February 28, 1997, it is not currently expected to contribute a significant portion of sales if and when the Company's laundry and/or medical sterilization/disinfection products gain market acceptance.

     CyclO3PSS Medical Systems, Inc. The Company has developed technologies and products which it believes may be an effective alternative to current sterilization technologies for the sterilization of medical instruments and devices. The Company is currently developing two medical sterilization technologies, one which utilizes ozone gas as a sterilant and a second which is a liquid chemical sterilant/disinfectant . The Company has conducted five years of research, development and testing of its gas sterilization technology and products and has developed and constructed pre-production prototypes of its STER-O3-ZONE(TM) 100 model. The Company submitted a 510(k) Premarket Notification application to the Food and Drug Administration (FDA) on January 6, 1995 for the STER-O3-ZONE(TM) 100 ozone gas sterilizer and the Company and the FDA have since been in communication regarding the application. The FDA has accepted the application for review and has begun the customary process of requesting additional information for evaluation, which the Company is gathering. Based upon the volume of additional data requested by the FDA and the potential for additional design and engineering that will be required in order to produce the required data and substantiate the desired labeling, the Company is unable to predict the amount of time that will be required for the FDA to complete its review or whether the submission will ultimately be accepted. Given the Company's limited resources, during the fiscal year ended February 28, 1997 the Company continued to scale back significantly its efforts relative to the redesign and testing of the STER-O3-ZONETM 100, choosing instead to concentrate its resources on the completion and marketing of its textile systems. The Company is prohibited from undertaking general marketing of the STER-O3-ZONE(TM) 100 device until final marketing clearance from the FDA has been received, which is not anticipated by the Company during the next fiscal year. The Company had previously planned on placing a limited number of initial products prior to receiving marketing clearance from the FDA pursuant to an Investigational Device Exemption (IDE) in accordance with the FDA rules and regulations. The Company determined that it is prudent to postpone placement of these units indefinitley or until issues of reproducibility have been satisfied and labeling claims made pursuant to the application can be fully substantiated by internal testing and independent validation.

     As discussed above, the Company is also engaged in the development of a liquid chemical sterilant/disinfectant, SterOx(TM), which may compete with liquid chemical sterilants/disinfectants currently available in the market place. The Company has been awarded an issued patent on this chemical and is continuing product testing in preparation for the submission of a 510(k) Premarket Notification Application with the FDA. The Company is currently considering whether it will complete this product itself or to complete an agreement for its completion, manufacture and marketing with a strategic partner.
 .
     The Company is also pursuing applications of the Company's technologies and expertise in the food processing and waste water treatment industries.

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

     In September 1990, the Company's name was changed to CyclO3PSS Medical Systems, Inc.

     Subsequent to April 1990, the Company has:

      (1) obtained equity funding of approximately $12,159,858 and debt funding (net) of approximately $1,156,000.

      (2)   abandoned its previous technology.

      (3)   acquired a license to use an alternate ozone-generating technology.

      (4) conducted development of all aspects of applicable technology, testing and improvement.

      (5) engaged in the research and development of product lines which the Company believes may ultimately be competitive in the market place.

      (6) acquired the company that owned the ozone-generating technology previously licensed to the Company.

      (7) engaged in development activities aimed at diversifying the application of the Company's ozone expertise into non-medical industries, and

      (8) acquired two companies that were active in diversified markets, increase their product development and completion activities and embarked on marketing activities aimed at gaining and accelerating sales of these products.

     On February 3, 1995, the Company's name was changed from CyclO3PSS Medical Systems, Inc. to its current name of CyclO3PSS Corporation to reflect the Company's expansion into non-medical markets.

     On June 1, 1995 the Company  finalized the acquisition of Thermo-Chem  Inc.
(TCI), a Utah-based company. TCI was merged with CyclO3PSS BioChemical Corporation. TCI is in the business of developing technology relating to synthetic methods, new product formulations and molecular design for the purpose of manufacturing and marketing pharmaceutical chemicals to commercial and research libraries. The purchase of TCI was recorded at $175,000 reflecting the fair value of 43,750 shares of the Company's common stock in exchange for all of the outstanding stock of TCI. The acquisition was accounted for using the purchase method of accounting. The results of operations of TCI were not material prior to the acquisition.

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

     According to the 1987 Census of Service Industries, there are 1,338 linen supply laundries and 1,379 industrial supply laundries in the United States. The Company estimates there are approximately 27,500 institutional laundries in the United States.

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

Commercial and Institutional Laundry Market Trends

     Several existing market trends and concerns have created an opportunity for alternative washing processes such as ozone washing. These trends and concerns include the following:

     Heightened need for cost containment and increased productivity. The commercial laundry market is very competitive and is currently undergoing industry consolidation. Economic constraints provide continual pressure for laundries to cut costs and increase utilization of capital equipment and labor.

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

     The Company believes that its Ozone Washing Systems provide numerous operational benefits that are attractive to laundries that are motivated to cut costs and increase capacity. The Company is also developing proprietary marketing programs designed to help the Company's customers communicate information regarding ozone's superior sanitization and resource conservation capabilities. The Company further believes that its Ozone Washing Systems provide superior performance, reliability and repeatability compared to other ozone technologies that have been introduced to the laundry markets. However, there can be no assurance that there will be an increased demand for the Company's products or for products similar to the Company's products.

Commercial and Institutional Laundry Ozone Technology

     The Company has installed 14 first-generation Ozone Washing Systems in major commercial laundries in the United States and Canada. These systems consist of a large industrial ozone generator; a distribution panel constructed to distribute ozone to individual washing machines within a laundry facility; pumps, filters, and piping systems used to transport ozone and ozonated water within the laundry facility; and PLC (Programmable Logic Controller) computer systems that control the function of the ozone system.

Additionally, the Company has installed ozone safety monitoring devices and recirculation loops that are used to reuse wash water in some plants.

     The Company has developed and is now beginning to market a second generation Ozone Washing System that includes all of the previous features and also adds enhanced Management Information Systems, chemical delivery systems, and waste water treatment options.

     The Company's Ozone Washing System is the subject of a patent application that has been filed in the United States Patent and Trademark office. On May 6, 1997, the patent was granted by the US Patent and Trademark Office.

Commercial and Institutional Laundry Products

The Company's Ozone Washing System products include the following:

     THE OZO3- CLEANTM SYSTEM 2002HC is the trade name of the ozone washing system specifically designed and tested to combine the cost-effective cleaning enhancements of the OZO3-CLEANTM SYSTEM 2000 Commercial Laundry system with the superior disinfection capabilities required by healthcare facilities. Retail costs of these systems range from $20,000 to $300,000, depending on the size of the laundry facility and the options selected by the customer.

     THE OZO3-CLEAN(TM) SYSTEM 2000 is the trade name of the second generation Ozone Washing System. The product consists of equipment suited for permanent installation in large commercial laundry facilities. Retail cost of the system ranges from $150,000 to $300,000, depending on the size of thelaundry facility and the number of options selected by the customer.

     THE OZO3-CLEANTM SYSTEM 2002i is the trade name for the Company's smaller ozone washing system which is designed for installation in institutional on-premise laundries in hotels, prisons, etc. Retail cost of these systems range from $20,000 to $100,000, depending on the size of the laundry facility and the optional equipment selected by the customer.

     THE ZONO3-CHEM LINE OF WASH CHEMICALS is the formulation of approximately 8 detergents and chemicals used in the wash process. The Company has entered into a license agreement with a laundry chemical supplier for the distribution of these chemicals. CyclO3PSS Textiles will offer these chemicals to its Ozone Washing System customers through licensed providers. By using CyclO3PSS formulated and supplied wash chemicals, the customers will be better assured of consistent performance by the Ozone Washing System.

     SKID-MOUNTED OZO3-CLEAN(TM) SYSTEMS are being constructed for use in two settings. They are designed as a smaller, self-contained Ozone Washing System mounted to a single platform. These systems can be used to demonstrate the ozone washing process in large facilities. These compact systems are also expected to become the model for the Company's entry into the institutional segment of the market, whitypically features smaller customer facilities.

Other Laundry Products

     The Company also markets a Material Handling System that was acquired as part of the assets of Innovative Textile Technology, Inc. The VAC Soil Counting System sorts, counts and conveys soiled textiles through the use of vacuums, a series of tubes, a computer terminal, infra-red sensors and holding bins. The system is designed to count the number of pieces of each type of laundry by customer, and provide the appropriate billing codes to the accounting department in order to maintain inventory control, work scheduling records, and billing requirements. The system operates by counting the number of each type of laundry that is fed through a vacuum tube into a temporary holding bin, prior to transportation to the washing area of the laundry facility. The speed and accuracy of the vacuum system as opposed to manual counting and sorting improves overall work flow in the commercial laundry and provides a cleaner environment for processing soiled linen. The Company's VAC Soil Counting System allows for a variety of types of laundry being sent through the system at any one time and sorts various types of laundry for washing purposes.

     The Company, and its predecessors, have sold and installed over fifty VAC Soil Counting Systems in the United States and Canada and provides periodic service to many of those facilities. VAC Soil Counting Systems sell for a retail price between $94,000 and $340,000 depending on the size and layout of individual customer laundry facilities.

Specialty Chemicals Market

     Through the Company's CyclO3PSS BioChemical Corporation subsidiary, the Company supplies specialty organic chemicals and custom synthesis services to pharmaceutical, chemical, and biochemical researchers worldwide. CyclO3PSS BioChemical Corporation's primary services include:

     Offering rare or difficult to synthesize  organic and biochemical  products
     for  individual   researchers   and  large   chemical,   biochemical,   and
     pharmaceutical firms.

     Providing products and services for special projects.

     Producing isolates of plant and animal tissue extracts for research or product purposes.

     CyclO3PSS BioChemical Corporation (CBC) sells over 250 specialty chemicals and pharmaceuticals to researchers and scientists both in the United States and abroad in very small quantities. The manufacturing facilities of CBC do not currently meet Good Laboratory Practices(GLP) or Good Manufacturing Practices
(GMP) and therefore, the products are not sold for use in human trials or studies. Many of CBC's current products are sold through larger chemical distribution companies. The following is a list of CBC customers with purchases of more than 10% of CBC products: Applied BioSystems, with purchases of $39,712 (14.52%), Alexis Corporation, with purchases of $70,012 (19.65%) and Marchem Corporation, with purchases of $112,814 (36.02%). While the revenues produced by CBC have constituted a significant portion of total revenues during the year ended February 29, 1997, it is not expected to be a significant portion of total sales if and when the Company's laundry and/or medical sterilization/disinfection products gain market acceptance. Subsequent to the year ended February 28, 1997, CBC agreed to form a 50/50 joint venture with a mechanical and materials engineering firm to commercialize a material which may be used in aerospace products and which is manufactured using proprietary technologies owned separately by the two companies. If and when this product reaches successful commercialization, the contribution to the Company's revenues by CBC could become material. However, there can be no assurance that the product will reach successful commercialization or that quantities will result in material revenue for the Company.

The Sterilization Market

     A significant element in the operation of all health care facilities is the sterilization or disinfection of reusable surgical and diagnostic instruments. Sterilization is the absolute destruction of any virus, bacteria, fungus or vegetative state microorganisms, whether active or in a dormant spore state. Disinfection is a lower standard of microbial destruction which traditionally destroys all microorganisms with the exception of spore state viruses such as tuberculosis and hepatitis B, which may become reactivated when exposed to conditions present within the body. Conventional sterile processing procedures for medical instruments involve high temperatures (such as steam and dry heat units) or toxic chemicals (such as ethylene oxide gas) and are typically performed at central processing sites in health care facilities or near the area of use. Central site sterile processing requires multiple handling of instruments and time-consuming transportation to and from the site of patient care. Disinfection procedures commonly use liquid solutions which create hazardous chemical waste and may require special disposal procedures. The safety and environmental risks and economic disadvantages associated with these processes, together with a number of trends in the health care industry, have created a market opportunity for new sterile processing technologies and products. The Company has developed a technology and product line which it believes could be a viable alternative to current technologies.

     As of 1996, a significant number of sterilization procedures utilized ethylene oxide (EtO) gas sterilization processes. EtO is highly flammable.
Medical   facilities   typically   use  a  88%  /  12%   mixture   of  EtO   and
chlorofluorocarbon-12 (CFC-12) for gas sterilization. EtO is highly explosive and burns in excess of 3,000 degrees without requiring oxygen, making it extremely difficult to extinguish. CFC-12 has been added to EtO to counteract its combustibility. However, the use of CFC-12 has caused concerns relating to the possible adverse effect on the earth's atmospheric ozone layer. Concern for personnel working in sterilization areas has increased due to verification of the carcinogenic and mutagenic properties of EtO. Residual EtO escapes into the work place and many sterilization chambers have been vented into the atmosphere, posing potential health hazards for area residents.

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

     The Company believes that the current trend towards minimally invasive procedures delivered outside the traditional hospital environment will continue. Many of these procedures utilize sophisticated and costly endoscopic equipment. The Company further believes that this trend, when combined with increasing concern about infectious diseases and hazardous wastes, will increase the demand for safe, rapid, low temperature, sterile processing and infection control systems such as the Company's STER-O3-ZONE(TM) 100 and other product models. However, there can be no assurance that there will be an increased demand for the Company's products or for products similar to the Company's products.

Ozone Sterilization Technology

     Most common low-heat sterilants kill microorganisms by oxidation. Ozone is a powerful oxidizing agent. Ozone has an oxidation potential of 2.07 millivolts, nearly three times that of EtO's 0.699 millivolts. Ozone will oxidize fats, fatty acids, alcohol, albumin, blood, polychlorinated biphenyl (PCBs) and other substances.

     Ozone has not been widely used as a medical sterilant because of the lack of an ozone generating technique efficient enough to be practical. Ozone (O3) is an unstable compound which has a short half-life under many conditions, after which it reverts to oxygen (O2). It must, therefore, be generated on site, as it cannot be effectively stored or containerized.

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

     The Company's proposed medical sterilization products have been designed to use highly concentrated and humidified ozone gas. These systems sterilize through a process which converts oxygen (O2) into ozone (O3), uses the ozone to achieve sterilization, and then reconverts the ozone into oxygen. The sterilization chambers provide for equal and effective distribution of the gas to the instrument surfaces and components.

     The Company's first sterilization product scheduled for completion and marketing, the STER-O3-ZONE(TM) 100, utilizes a unique chamber configuration wherein a slightly modified sterilization transport container is used as the primary sterilization chamber. This container is placed in the secondary safety chamber and connected via internally developed patented "quick-connect" fittings which close and seal during the disconnect procedure and are easily accessible for cleaning and sterilization. This configuration will provide practitioners with sterilized instruments contained in a "portable sterile field" for transport to the area of use or to storage for later use.

Proposed Sterilization Products

     As a result of its research and development efforts and market research, the Company has initially identified two gas sterilization products, both of which will utilize the Company's ozone gas sterilization system. The FDA 510(k) Premarket Notification for the Company's previously identified first product, the STER-O3-ZONE(TM) 100, was filed on January 6, 1995. Additional information about the Company's initial proposed product line of ozone gas sterilizers is as follows:

           THE STER-O3-ZONE(TM) 100 has a 1.5 cu. ft. master chamber that utilizes a modular sterilization container/chamber system jointly developed by the Company and Genesis, Inc., which was subsequently acquired by the V. Mueller Sterile Container Division of Baxter Healthcare Corp (Baxter). Baxter's only ongoing interest in the container/chamber system is to provide the pre-modification containers to the Company pursuant to an OEM agreement. This modular approach offers maximum utilization of the system and will be used between cases in the operating room and as needed in the Emergency and Intensive Care Units. The list price for this model, complete with the necessary accessory containers and chambers, is expected to be approximately $70,000. The Company believes that this product if and when completed and cleared for marketing, could address the need for fast, low temperature, dry and environmentally responsible sterilization of expensive and delicate instruments between surgical procedures.

          THE STER-03-ZONE(TM) 400 will be a larger version of the STER-O3-ZONE
     (TM) 100 and has a 4.0 cu. ft. sterilization chamber. It will be used in central processing areas of hospitals and clinics as well as other specialty areas. The list price for this unit is projected to be approximately $100,000.

     In addition to its ozone gas sterilizers the Company has developed a LIQUID CHEMICAL STERILANT (STEROX(TM)) The Company is engaged in the research and development of this proprietary liquid chemical sterilant/disinfectant which may compete with liquid chemical disinfectants currently available in the marketplace. In some situations, the use of a liquid chemical sterilant may be more practical than ozone-based sterilization procedures due to costs, size and other factors.

     The Company's activities in the medical sterilization market have been limited to research and development of its technologies and proposed initial product line. The Company has not yet marketed any medical products and there can be no assurance that it will ever market these products. There can be no assurance that the product line currently proposed will not be significantly changed in the future or that any of the products currently planned for distribution will ever be introduced in the marketplace.

Anticipated Procedure For FDA Review

     Some of the products which are intended to be sold by the Company through its CyclO3PSS Medical Systems , Inc. subsidiary will be medical devices and will therefore be subject to the rules and regulations of the FDA. The first product for which the Company is seeking FDA marketing clearance is the STER-O3-ZONE(TM) 100.

     A 510(k) Premarket Notification was filed with the FDA on January 6, 1995. The Company may commence product distribution efforts in an attempt to place a limited number of the STER-O3-ZONE(TM) 100 units in medical facilities and clinics for clinical evaluation. Such initial product distribution would be pursuant to an Investigational Device Exemption (IDE) under FDA rules and regulations. The Company has determined that it is prudent to postpone the placement of these units indefinitley or until such time as the labeling claims made pursuant to the application can be fully substantiated by ongoing internal testing and independent validation.

     If the FDA review process is successfully completed, of which there can be no assurance, the Company will receive a determination from the FDA that the STER-O3-ZONE(TM) 100 is "Substantially Equivalent" to products currently marketed. If the FDA determines that the product is Substantially Equivalent, the Company will be able to commence active marketing efforts to hospitals, clinics and other facilities.

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

     The Company initially intended to file the 510(k) Premarket Notification during the last quarter of 1993 or the first quarter of 1994. In early 1994, the Company determined that it would delay the filing of the FDA 510(k) Premarket Notification for the STER-O3-ZONE(TM) 100 by approximately six to nine months and the application was ultimately filed on January 6, 1995. The Company elected to use this time to make certain engineering revisions to STER-O3-ZONE(TM) 100 in anticipation of rigorous FDA review. Recent actions by the FDA have caused the general 510(k) Premarket Notification process to require more detailed information than in the past and the Company makes no claims as to the current design or data submitted as being acceptable to the FDA. Additionally, increasing acceptance in the United States of ISO (International Organization for Standardization) product design standards also caused the Company to entertain making certain revisions to the product and to redirect the design effort.

Proprietary Technology, Patents,  and Trademarks

     The Company has developed technologies which it believes will enable it to offer effective ozone laundry systems and medical and surgical product sterilization systems, as well as support product development in certain other non-medical applications. The Company's gas sterilization technology has been developed around an ozone generation technology patented and owned by CleanTech International, Inc., which was acquired by the Company in January 1994. Utilizing such ozone generation technology as the "core" for the Company's ozone gas medical sterilization products, the Company has developed technologies with various components and modules which are integrated into a sterilization product and system. The Company has and will continue to seek patent protection for various components, technologies and systems it develops when appropriate, and will attempt to protect other components, technologies and systems through trade secret protection.

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

     Patent Applications. To date, the Company has filed twelve patent applications with the United States Patent and Trademark Office. As of May 15, 1997, nine of these patents have been granted, two of the patents are still pending and one of the submissions has been denied by the Patent Office and the Company has determined not to resubmit such application. The patent submissions relate to various component parts or technologies used in CyclO3PSS sterilization, laundry products and chemical compounds.

     The nine patents granted and grant dates are identified as shown in the following list:

                                           Title            Grant Date

 1. Method for Producing Ethynylated Aromatic Compounds.............. 05-12-1987
 2. Laundry Transfer and Counting Apparatus.......................... 07-18-1989
 3. Ozone Generator.................................................. 09-08-1992
 4. Ozone Sterilization System Secondary Safety Chamber.............. 11-30-1993
 5. Limited Restriction Quick Disconnect Valve....................... 01-25-1994
 6. Ozone Sterilization System Spent Agent Destruct & Mixing System.. 08-02-1994
 7. Ozone Sterilization Vapor Humidification Component............... 09-06-1994
 8. Fluid Chemical Biocide........................................... 04-04-1995
 9. Laundry Ozone Injection System................................... 05-06-1997

     Foreign patent proceedings, where applicable, have been initiated for patents that have been granted in the United States.

     The two currently pending patent applications are identified and dated as shown in the following list:

                                           Title              Application Date

     1. Cold Water Ozone Disinfection...........................11-30-1995
     2. Cold Water Wash Formula.................................01-03-1996

     Trademarks. The Company has filed trademark applications with the United States Patent and Trademark Office for the trademarks "STER-03-ZONE(TM)", "RETR-O3-ZONE(TM)" and "STEROX(TM)." All three applications have been allowed but the trademarks have not yet been issued. The Company also has filed a trademark application for its "OzO-Clean 2000TM" ozone laundry system, seven trademark applications for its "ZonO-ChemTM" line of laundry chemicals and an additional trademark application for the "Ozone For The EarthTM" symbols for its marketing programs.



Research and Development Activities

     The Company continues to engage in research and product development of its ozone laundry systems for healthcare, institutional and commercial laundries, as well as for upgrades and enhancements for its VAC soiled laundry counting and sorting systems. It also intends to continue limited additional research into ozone gas sterilization systems for use by manufacturers of products requiring sterilization prior to customer shipment. In many cases, the products requiring sterilization contain heat and radiation sensitive materials. Because of this, EtO gas sterilization has been the only viable option available for some manufacturers and is currently used by many such makers of medical devices and disposable products. Packaged goods sterilized in large commercial EtO systems typically require lengthy EtO exposures, followed by a "quarantined" aeration period prior to release for shipment.

     Preliminary tests have indicated that the Company's technology may enable the conditioned ozone gas to penetrate numerous layers of various wrapping materials, providing sterilization of the wrapped goods. Due to the relatively rapid natural decay of ozone gas into ordinary oxygen, aeration will probably be unnecessary. In contrast, packaged goods often require 7-10 days of aeration after sterilization in EtO. With the minimal recurring costs of the ozone gas technology and the elimination of environmental hazards and lengthy degassing periods, the Company believes it may be able to provide an effective sterilization alternative for many product manufacturers. The Company also intends to continue testing of the STER-O3-ZONE(TM) 100 to validate the system's performance with a wide range of medical instruments and devices and to continue research and development activities pertaining to products and potential products in the laundry, food processing and waste water treatment markets.

     The Company's research and development work is currently done on an in-house basis, utilizing services of independent testing laboratories and contract engineering firms on an as-needed basis. The Company incurred research and development expenses of $816,941 during the fiscal year ended February 28, 1997 and $816,517 for the fiscal year ended February 29, 1996. The Company, given its current plans and budgetary constraints, does not expect these costs to increase significantly during the next year, but believes that it will be necessary and therefore intends to continue to invest similar amounts in research and development during the next fiscal year as certain products complete the development process and are commercialized

Manufacturing

     The Company's products are assembled from a variety of component parts. The component parts include, but are not limited to microprocessors, ozone generators, pumps, motors, oxygen concentrators, ozone monitors and sensors, sterilization containers, various electronic parts, structural frames, ozone destruct systems, ozone humidification systems, ozone liquid injectors, compressors, valves and fittings. The Company assembles and tests each of its products in-house or at the time of assembly in the field. The Company relies on outside vendors for various parts and sub-assemblies and does not intend to be a basic manufacturer.

     The ozone generator is the device that creates the ozone gas used in the Company's sterilization process. The ozone generator is the "engine" of the Company's gas sterilization process and a key component in each sterilization unit. The ozone generator, which will be contained in the Company's sterilization products, is manufactured by the Company from component parts and packaged in a modular "slide-in" chassis. The Company also purchases large industrial ozone generators from outside vendors for use in laundry and other applications. The Company believes that, with the exception of the ozone generator used in the medical sterilizer, which is manufactured by the Company, most of the components and sub-assemblies are available from multiple sources.

Marketing

     The Company markets its laundry industry products through in-house sales efforts of its CyclO3PSS Textiles Systems, Inc. subsidiary and regional laundry equipment dealers.

     The Company markets specialty chemicals through in-house sales efforts of its CyclO3PSS BioChemical Corporation (CBC) subsidiary as well as through independent chemical distributors. Many of CBC's products are also included and available on the Company's "Home Page" location on the World Wide Web

     The Company does not anticipate undertaking wide-scale marketing efforts of clinical sterilization systems for at least the next year, during which time it will be engaged in the FDA review process. Currently, the Company anticipates marketing its medical products through in-house sales efforts and through independent surgical product dealers.

Competition

     The Company's laundry products are in competition with several small producers of ozone washing systems. These competitors include Tri-O-Clean Systems, Guestcare, and Envirozone. The Company believes that each of these competitors are also small, early stage enterprises. The Company believes that its proprietary technologies and know-how will provide an advantage over the systems offered by its competition.

     The Company is developing and intends to market a surgical and medical product sterilization device which uses ozone gas as the sterilant. There currently exists a number of methodologies and commercial products for general sterilization purposes. AMSCO International and Steris Corporation (recently combined via acquisition of AMSCO by Steris), the Castle Division of MDT Corporation (recently acquired by Getinge,

International), J&J Medical, Inc. (a subsidiary of Johnson & Johnson), Abtox Corporation and the MedicalSurgical Products Division of 3M Corporation are well-known U.S. companies offering products for general sterilization and disinfection. Competition in the market served by the Company is based upon product design and quality, product innovation, and product serviceability that results in the greatest overall value to the customer. In addition, there is significant price competition among various instrument preparation processes.

     J&J Medical is currently marketing a product for low temperature sterile processing based on hydrogen peroxide technologies. Abtox is currently marketing a product for low temperature sterile processing based on hydrogen peroxide and peracetic acid technologies. Other smaller, early stage companies are believed to be working with a variety of other technologies and sterilizing agents, including plasma, chlorine dioxide and formaldehyde. In addition, a number of companies are developing disposable medical instruments and other devices designed to address the risk of contamination. The Steris Corporation technology is a liquid chemical process which sterilizes instruments and devices at or near the site of the patient procedure. The Company has not yet commenced marketing of its medical products. When and if it does, however, it will undoubtedly face substantial competition from companies currently selling sterilization products and procedures and from other companies as new processes enter the market.

     The Company's specialty chemicals products are unique products with limited markets and fragmented competition.

     Many of the Company's existing or potential competitors in the medical, textiles and chemical supply industries have substantially greater financial, technical and human resources than the Company. Accordingly, the Company's competitors may succeed in developing and commercializing products more rapidly than the Company.

Government Regulation

     The STER-O3-ZONE 100(TM) and the Company's other proposed medical sterilization products are classified as medical devices, subject to the provisions of the Food, Drug and Cosmetic Act (the FDC Act) and implementing regulations. The 1976 Medical Device Amendments and the Safe Medical Device Amendments of 1990 provides comprehensive regulation of all stages of development, manufacture, distribution and promotion of medical devices. The two primary regulatory routes by which to bring a product to market are: the Premarket Approval Application (PMA) and the Premarket Notification (510(k) Notification). The PMA requires a comprehensive review of specified pre-clinical and clinical data, which results in a finding that a device is safe and effective for its designated indicated use. The 510(k) Notification permits marketing upon a demonstration to the FDA's satisfaction that a device is "Substantially Equivalent" to a device already in commercial distribution. In general, the clearance process can require extended periods of testing. Review of submissions can take prolonged, indefinite periods of time and involve significant resource expenditures. There is no certainty that the FDA will clear any given device for marketing.

     The Company has filed a 510(k) Notification in connection with the STER-O3-ZONE 100(TM). (See "Description of Business - Anticipated FDA Review Process.")

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

Insurance

     The Company carries product liability insurance for its medical and other products in amounts which it believes to be adequate for the exposures attendant to its business. However, there can be no assurance that such insurance will be adequate to protect the Company from loss in the event of significant claims or catastrophic events or that such insurance will fully cover future product liability claims if they arise. The Company also carries general liability and casualty loss insurance and Directors and Officers liability insurance.

Employees

     The Company and its subsidiaries employed twenty-two full-time employees and three part-time employees as of May 15, 1997. None of the Company's employees are covered by a collective bargaining agreement.

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

    In addition to the Salt Lake location, one of the Company's subsidiaries, CyclO3PSS Textile Systems, Inc. currently leases approximately 750 square feet of office space for a service and support office in Tucson, Arizona. The lease expires September 30, 1997 and requires minimum monthly lease payments of $250.

ITEM 3.  LEGAL PROCEEDINGS

    Baggett, et al. On October 27, 1995, a Motion for Summary Judgement in Utah's Third District Court was granted by Judge David S. Young to certain former stockholders with respect to an allegation that shares owned by the former stockholders had been wrongfully canceled in April 1990. The ruling provides for the reissuance of the 355,606 canceled shares. The Company and legal counsel believed the summary judgement was incorrect and vigorously appealed this decision. On March 27, 1997 the Utah Court of Appeals affirmed the decision of the Third District Court . At the time the stock was originally canceled in 1990, these certain former stockholders and officers had abandoned the company for over a year, the Company was financially insolvent, the stock was not listed or traded on any exchange, and the Company's stock had an indeterminate and negligible value. In compliance with the order of the court of appeals, the Company reissued the 355,606 shares of common stock previously canceled. On April 28, 1997 the Company filed a Petition for Writ of Certiorari with the Supreme Court of Utah for a further hearing on the case. There is no assurance, however, that the petition will be granted.

    Bughi. An action was filed on December 23, 1996 by Larry P. Bughi and Kathleen Lison-Bughi in the United States District Court for the Western District of Washington seeking recision of a $140,000 investment the Bughi's made in February, 1996 in a convertible secured promissory note which was offered and sold to accredited investors by the Company. In addition to seeking recision of their investment, the Bughi's suit contained a motion for a temporary restraining order and a motion for a preliminary injunction and pre-judgement attachment. These "Bughi motions" were denied by the court and the Company has filed a Motion to Dismiss for Improper Venue which has not yet been ruled upon by the court. The relief sought by the Bughi's consists primarily of the early repayment of a promissory note which was issued by the Company and which is already recorded as a liability in the financial statements of the Company, therefore, no additional contingency or liability has been recorded by the Company relative to this matter.

    Mifal Klita, et al. During the period from May through August 1996, the Company sold its Class B preferred stock in a private placement to certain investors pursuant to the provisions of Regulation S. One of these investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of Class B preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit.

Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The primary relief sought by Mifal Klita is the return of their invested funds and/or the conversion of their Class B preferred shares into unrestricted common stock of the Company. The Company has not recorded any contingencies or reserves related to this matter.

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


                                        PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market for Common Stock

      The Company's common stock is currently listed on the NASDAQ Small-Cap Market under the symbol "OZON". There is limited trading activity in the Company's common stock and the quotations set forth below reflect such limited activity. There can be no assurance that quotations will not fluctuate greatly in the future in the event trading activity increases or decreases. The information contained in the following table was obtained from the NASDAQ Stock Market and from various broker-dealers and shows the range of representative trading prices for the Company's common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions:



                     Year End            Year Ended                Through
                  February 28, 1996   February 28, 1997          May 15, 1997

                  High        Low      High        Low           High     Low

First Quarter    $ 5.75     $  2.75   $ 4.38     $  2.63        $ 1.28  $ 0.75
Second Quarter     4.75        3.25     2.88        0.75
Third Quarter      4.31        2.50     1.03        0.63
Fourth Quarter     3.25        2.50     1.31        0.69

Holders

     The number of record holders of the Company's common stock as of May 15, 1997 was 372. The Company believes the actual number of beneficial shareholders exceeds 1,000. There are numerous shareholders that hold the Company's common stock in the "street name" of their various stock brokerage houses.

Recent Sales of Unregistered Securities

     The Company issued the following shares in an unregistered offering during the year ended February 28, 1997:


 Date       Title of        Number     Principal      Consideration    Name of             Commission
 Sold       Securities      Of Shares  Underwriter    Paid             Purchaser           Paid
-----       ----------      ---------  -----------    --------------   ---------           ------------

02/27/97    Unregistered    100,000     None          $52,813          Joseph Matarazzo    None




Dividends

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 General

     The Company commenced operations in 1987 after being an inactive corporation from the 1930's until 1987. From 1987 until July of 1994, the Company was in the development stage, engaged primarily in the research and development of its technologies and products. From the period since reactivation (March 2, 1987) to February 28, 1997, the Company incurred a cumulative net loss of approximately $11,480,000. The Company expects to continue to incur losses into next year.

     Prior to July 1994, the majority of the Company's efforts were directed to research and development of its ozone-based medical equipment sterilization technology and related products. The Company had planned to place a minimal number of its ozone gas medical instrument sterilization systems in test locations, and it has determined that it is prudent to postpone, perhaps indefinitely, the sale of these STER-O3-ZONE(TM) 100 model systems. The Company will not commence marketing these systems in the clinical marketplace until and unless it obtains FDA marketing clearance for its ozone gas sterilizers. The Company filed a 510(k) Premarket Notification with the FDA on January 6, 1995. Based upon the volume of additional data requested by the FDA in their first response, and the potential for additional design and engineering that will be required in order to produce the required data and substantiate the desired labeling, the Company cannot predict how long the FDA review and approval process of this submission will take or if it will continue to pursue this application in its current form.

     On May 31st, 1995 the Company moved CyclO3PSS Textile Systems, Inc., (CTS) a wholly owned subsidiary of the Company, from its previous location in West Chester, Pennsylvania into facilities at the Company's headquarters in Salt Lake City, Utah. The move enabled the utilization of the design and engineering expertise of the Salt Lake organization to correct the production issues experienced by the subsidiary in designing and installing the Company's line of textiles ozone washing systems and products. The direct expenses of the move, along with resources expended on the redesign, coupled with the indirect costs of an extended period of dormant sales activity and revenues during redesign and reintroduction of the products contributed significantly to the Company's losses in the years ended February 28, 1997 and February 29, 1996. The Company believes these processes are nearly completed and intends to aggressively market these textiles systems in future periods, during which it expects significantly increasing revenues from sales of its textiles systems to the commercial and industrial laundry market, the institutional laundry market and the healthcare laundry market.

     CyclO3PSS BioChemical Corporation, (CBC) is also a wholly-owned subsidiary of the Company, which was purchased in October of 1994 and contributed only modest revenues for the year ended February 28, 1995. The subsidiary was moved into new laboratories in January of 1995, contributing its first full year of revenues to the Company during the year ended February 29, 1996, as reflected on the accompanying financial statements. CBC provides contract custom synthesis and contract biochemical research and development. This subsidiary also produces an ongoing product line of over 250 scientific compounds in addition to providing invaluable scientific expertise in all areas of the Company's product development activities.

     The Company's future operating results will depend on many factors, including acceptance of the Company's laundry technologies, systems, equipment and attendant products in the various markets and industries where the Company intends to and currently is selling them and the timing of FDA marketing clearance, if received, for the Company's medical sterilization and disinfection products which require such clearance and the demand for them at that time. Additional factors include the Company's ability to manufacture and market its products on a cost-effective basis, the level of competition which it encounters in its various marketplaces, the ability of the Company to develop product enhancements and new products in order to achieve and maintain market share, and its ability to obtain adequate financing.

Results of Operations

     The Company's gross revenues were $610,525 for the year ended February 28, 1997, and $442,632 for the year ended February 29, 1996, an increase of $167,893 (38%). Two of the Company's wholly owned subsidiaries currently contribute to the Company gross revenues, CyclO3PSS Textile Systems, Inc (CTS) and CyclO3PSS BioChemical Corporation (CBC). CTS's revenues were $292,279 for the year ended February 28, 1997, and $202,525 for the year ended February 29, 1996, an increase of $89,754 (44%). CBC's revenues were $318,246 for the year ended February 28,1997, and $240,107 for the year ended February 29,1996, an increase of $78,139 (33%). CTS's revenues for the year ended February 28, 1997 consisted of the sale of upgrades and the performance of service and support for present customers who had purchased Ozone Washing Systems and VAC Soil Counting Systems in prior years. The Company attributes the increase in the revenues of CTS to increasing acceptance of its technologies by its customers. CBC's revenues are the result of contract custom synthesis and the sale of chemical compounds it produces in its laboratories. The increase in the revenues of CBC are attributable to increasing interest in and use of its products and services by medical researchers and chemical suppliers and CBC's reputation for quality. Due to the selective expertise of its personnel, CBC also provides extensive in-house research assistance to other operations within the Company and has become an invaluable resource engaged in the scientific support of all activities of the Company. The internal support activities are, however, non-revenue-producing.

     Although the Company is producing increasing revenues, the research and development expenditures of the Company remained the same for the last two fiscal years. These R&D expenses were $816,941 for the year ended February 28, 1997, and $816,517 for the year ended February 29, 1996 and were still significantly greater than revenues in each of these two past years. The Company, given its current plans, does not expect these costs to significantly increase during the next year, but believes it is necessary and intends to continue to invest similar amounts in R&D as certain products complete the development process and are commercialized.
 .
     The Company incurred general and administrative expenses of $1,449,319 for the year ended February 28, 1997, compared to $1,841,331 for the year ended February 29, 1996, a decrease in these expenses of $392,012 (21%). This decrease was due to a reduction of personnel and operational expenses as the Company focused the bulk of its efforts on the products which it believes have the highest probability for producing significantly increased near-term revenues while reducing expenses related to products and projects which may not produce marketable products or revenues until further in the future. At February 28, 1997, the Company had 24 full-time and 4 part-time employees, a significantly reduced number compared to the 33 full time employees which were employed by the Company as of February 29, 1996. With the IDE STER-O3-ZONETM 100 sales postponed, and the textile product reintroduction sluggish, a number of production and assembly personnel were terminated. As the Company completes development on certain products and prepares for commercialization, the human resource requirements of the Company will change.

     The Company incurred selling and marketing expenses of $156,490 for the year ended February 28, 1997, compared to $402,307 for the year ended February 29, 1996, a decrease in these expenses of $245,817 (61%). This decreased expense is attributable to a reduction in sales staff, significant re-use of previously prepared sales and marketing materials and fewer trade show expenses. During the previous year the Company advertised heavily in industry publications, hosted events at several industry trade shows, and engaged in several promotional demonstrations of the systems' capabilities using small portable systems designed and manufactured specifically for that purpose. The Company anticipates that marketing expenses will increase significantly in the fiscal year ending February 28, 1998 due to the hiring and training of additional marketing and sales personnel for the textiles operations (CTS) and the attendant costs related to their endeavors as CTS's products are marketed and accepted by the various markets where they have applications and advantages over current method and competitors. The Company also anticipates increasing its direct marketing efforts to potential customers of CBC.

     For the year ended February 28, 1997, the Company had interest income of $38,804 as compared to interest income for the year ended February 29, 1996, of $25,363. This increase was due to an increase in the amount of cash and cash equivalents. The Company incurred $241,528 in interest expense for the year ended February 28, 1997. $10,601 of this amount is attributable to equipment leasing arrangements for certain laboratory and telephone equipment required for the operations of the Company and $137,067 of this amount is the interest accrued in conjunction with the Company's convertible debt offering (see discussion below under Liquidity and Capital Resources in regards to this debt offering). Unless the Company pays down this debt or sells additional interest bearing securities it is anticipated that this expense will remain approximately level during the fiscal year ending February 28, 1998.

     The Company's net loss for the year ended February 28, 1997 was $2,957,744 compared to the net loss for the year ended February 29, 1996 of $3,449,994, a decrease of $492,250 (14%). The Company anticipates that it will operate at a loss for the year ended February 28, 1998. However, it is anticipated that the losses will continue to diminish significantly as the revenues of CTS and CBC continue to increase.

Liquidity and Capital Resources

     As of the date of this filing, the Company has insufficient funds on hand to continue its operations for the entire upcoming fiscal year ending February 28, 1998 unless significantly increased revenues and gross profits are achieved or additional financing is obtained. Should the Company be unsuccessful in achieving the increased level of revenues and gross profits required to pay its operating expenses or in acquiring additional financing to pay the shortfall, the Company will seek direction from the Board of Directors as to what action must be taken to create a safe harbor for the Company's limited operations and assets. Management is aggressively exploring additional financing for the ongoing operations of the Company and has, as of the date of filing of this Form 10-KSB, entered into an investment banking agreement with Southwest Securities Group. There are no assurances that the efforts to locate and secure additional financing will be successful, and the failure to secure this financing would substantially alter the management's assumptions as presented heretofore and in the remainder of this section.

     Cash used in operating activities was $2,025,899 for the year ended February 28,1997, compared to $3,165,217 for the year ended February 29,1996, a reduction of $1,139,318 (36%). The Company's use of cash in the year ended February 29, 1996 was more aggressive than in any previous year as the Company experienced significant general and administrative and marketing expenses in support of CTS. The use of the Company's cash reserves were significantly decreased as a result of more conservative expenditures during the year ended February 28, 1997. Accounts receivable were comprised of service and parts sales from CTS, and contract development and chemical compound sales from CBC.

     No cash was provided from investing activities for the year ended February 28, 1997, compared to cash provided from investing activities of $959,276, including net proceeds of $1,192,849 from the sale of short term investments for the preceding year ended February 29, 1996. Cash expenditures for property and equipment were $17,654 for the year ended February 29, 1997 compared to $222,810 for the year ended February 28, 1996, a reduction of $205,156 (92%). This decrease was the result of the Company decreasing purchases of equipment and utilizing equipment leasing arrangements for acquisition of certain required equipment in its efforts to conserve cash.

     Net cash provided by the sale of the Company's securities was $3,067,076 for the year ended February 28, 1997, which includes $2,755,000 in net proceeds from issuance of preferred stock. This amount compares to $1,469,660, with an additional $875,000 from the issuance of convertible debt for the year ended February 29, 1996.

     Total assets increased to $3,024,846 for the year ended February 28, 1997 from $2,678,618 for the year ended February 29, 1996, an increase of $346,228 (13%), primarily due to the increase in the Company cash position. .
     Total current liabilities decreased to $269,929 at February 28, 1997 from $441,636 at February 29,1996, a decrease of $171,707 (39%). All of the Company's current liabilities at year end were attributed to accounts payable, accrued liabilities and the current portion of certain capital equipment leases. Long term liabilities increased to $1,345,086 for the year ended February 28, 1997 from $944,289 for the year ended February 29, 1996, an increase of $400,797 (42%) over the prior year. Of the total, $1,307,730 represents principal and interest on debt generated pursuant to the Company 's offering of convertible debt instruments. The Company's two financing transactions for the year ended February 28, 1997 are further described below.

    On October 17, 1995 the Board of Directors approved the issuance of a up to $3,000,000 of Convertible Secured Promissory Notes to investors. The Convertible Notes, which include warrants to purchase shares of the Company's restricted common stock at $4.00 per share, also bear interest at a rate of 12% per annum. The principal and accrued interest are convertible to shares of the Company's restricted common stock at $3.50 per share. The conversion shares and warrants carry certain registration rights and requirements. These notes are secured by all assets of the Company. As of May 31, 1996, $1,226,000 had been received from this offering and it was closed. On January 7, 1997 one subscription to this offering in the amount of $70,000 was rescinded pursuant to a determination that the State of residence of the subscriber did not recognize the exemption from registration which was relied upon by the Company.

       During the period of June 1, 1996 through August 16, 1996 the Company authorized and offered its "Series B" preferred shares to accredited investors in an offering made pursuant to Regulation S of the Securities Exchange Act. Eleven subscribers purchased such shares in this offering for a total of $3,170,000. "Series B" preferred shares were sold for $1,000 each and were convertible into the Company's common shares at a conversion price which carried a discount from and fluctuated with the average market price for the Company's common shares. The preferred shares carry and accrue a preferred dividend rate of 8%. Please also see Part 1, Item 3, LEGAL PROCEEDINGS regarding this offering.

     Even though the Company has taken aggressive steps to reduce current monthly expenses, unless additional financing is acquired by the Company, it has insufficient funds to finance its operations for the next twelve months. It is possible that significantly increased revenues from the sale of CTS's and CBC's products could reduce the overall cash requirement. However, unless additional financing is located there is no assurance that the Company will be able to continue operations for the next twelve months.

Plan of Operation

     The plan of operation during the next twelve (12) months includes the following:

1.   Aggressively  market the Company's Ozone Laundry Systems initially,  to the
     Healthcare   markets  and  then  the  commercial  and  Industrial   Laundry
     marketplaces.

2. Continue testing and validation and initiate sales and installation of the Company's Healthcare Ozone Laundry Systems with healthcare providers in the US and Internationally.

3. Complete design and development of the Company's Ozone Laundry Systems for institutional users such as hotels, resorts, prisons, etc and initiate sales and installation of these systems to such institutions.

4.   Continue to increase marketing, sales and installation of the Company's VAC
     laundry   counting   and  sorting   systems  to   commercial,   industrial,
     institutional and healthcare customers.

5. Complete validation testing of the Company's liquid chemical sterilant, SterOxTM, preparatory to completion of a licensing agreement with an established medical product manufacturing/marketing company and/or preparation and submission of a 510(k) Premarket Notification to the FDA.

6. Produce data and design elements in support of desired labeling claims for FDA officials reviewing the Company's 510(k) Premarket Notification for the STER-O3-ZONE 100TM.

7. Continued development of products and enhancements for the Company's textile operations.

8.   Increased   marketing  and  continued  growth  of  contract   research  and
     development within the BioChemical group and the ongoing manufacture and sales of their current and future products.

9. With adequate financing in place, there may be additional diversification of the Company's business activities through future acquisitions or product development.

       Although the Company will be primarily engaged in the aggressive sales and support of its completed products, it anticipates that research and development expenses will be ongoing, and could range from $800,000 to $1,000,000 during the next twelve months in support and completion of key future products.

     The Company currently anticipates that its expenditures on equipment will range from $200,000 - $400,000 during the next twelve months based upon current manufacturing assumptions, assuming that the required financing is obtained and available.

     The Company had 24 full time and 4 part-time employees as of the year ended February 28, 1997. The Company anticipates that no more than twelve additional employees will be hired during the next twelve months, and then, only as the market acceptance of the Company's textile systems accelerates. It is anticipated that general and administrative expenses would not increase by more than $200,000 on an annualized basis as a result of any such increase in employees.

     The information set forth herein as to anticipated research and development costs, equipment purchases and increase in employees are management's best estimate based upon current plans. Actual expenditures may be greater or less than such estimates depending on many factors including, but not limited to the availability of new technologies, the completion or lack of completion of certain strategic alliances, and the timing and successful completion of the Company's stated requirement to acquire additional operating and growth capital.



ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For information required with respect to this Item 7, see "Consolidated Financial Statements and Schedules" on pages F-1 through F-21 of this report.


ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

   There have been no changes or disagreements between the Company and Ernst & Young LLP , its Independent Auditors during the year ended February 28, 1997.


                                       PART III


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     A. Identification of Directors and Executive Officers. The current directors and officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

    Name                     Age               Position

John M. Williams             46                Chairman, CEO

William R. Stoddard          45                President, Director

Mondis Nkoy                  33                Controller, Corporate Secretary

Robert J. Wrigley            48                Director

Steve Sarich, Jr.            76                Director

J. Bruce Baily               62                Director

John R. Herzog               51                Director

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

     Mondis Nkoy. Ms. Nkoy has been employed as Controller by the Company since September, 1996. She was also elected as corporate Secretary in October of 1996. For the three years prior to her appointment as controller she worked as an assistant to the controller of the Company. Previous to this time she was working to complete her education and received a Bachelor of Science Degree from the University of Utah with a major in Mathematics and a minor in Computer Science.

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


     John R. Herzog. Mr. Herzog was a director of the Company from 1991 until May, 1996 when he resigned. He was re-appointed as a director at the annual meeting of directors in October, 1996. From 1980 to the present he has been the president and owner of Herzog Surgical, Inc., a surgical products distribution company headquartered in Sacramento, California. From 1984 to 1991 he was chairman and CEO of Genesis Medical Corporation.

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

           The only transaction during the fiscal year of which the company is aware wherein securities of the Company were purchased or sold by persons subject to Section 16(a) was a single transaction on October 4, 1996 wherein John M. Williams (Chairman, Director and CEO) exercised an option to purchase shares from Robert Wrigley (Director) pursuant to an option entered into on October 4, 1991. Forms 4 were filed by these individuals. However, this transaction was not subject to Rule 16 because the option was granted more than two years prior to the Company becoming a "reporting company".






ITEM 10.    EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:


                                     Annual. Compensation                         Long-Term Compensation
Name and Principal Position   Year   Salary   Bonus Compensation   Stock Awards   SAR's(#)  LTIP Payouts  Compensation
John M. Williams              1997  $96,000    -0-      -0-         100,000(1)      -0-         -0-           -0-
Chairman/CEO                  1996  $96,000    -0-      -0-           -0-           -0-         -0-           -0-
                              1995  $96,000    -0-      -0-           -0-           -0-         -0-           -0-


William R. Stoddard           1997  $96,000    -0-      -0-         100,000(1)      -0-         -0-           -0-
President                     1996  $96,000    -0-      -0-           -0-           -0-         -0-           -0-
                              1995  $96,000    -0-      -0-           -0-           -0-         -0-           -0-

     (1) Options to acquire shares of common stock.




Stock Options Granted in Last Fiscal Year

     During the year ended February 28, 1997, stock options for 100,000 shares were granted to each of the two persons named in the Summary Compensation Table above. Effective on September 1, 1996, the Company extended the three-year Employment Agreements of John M. Williams and William R. Stoddard ("Employees") which expired on August 31, 1996 and had been in force for the immediately preceding three years since their inception on August 31, 1993. Each extension is for a term of one year commencing September 1, 1996. The expiring Agreements, and therefore the one year extensions effective on September 1, 1996, granted each of these two employees an Option to purchase 100,000 shares of the Company's common stock at a Grant Price which is equal to its fair market value on the date of grant, for each subsequent year of continued employment. The fair market value of the additional 100,000 options granted under the extensions as of September 1, 1996 (the Grant Date) was $1.07 per share (the average closing price for the Company's common stock for the 30 days prior to September 1,
1996). The Options vest on a monthly basis, permitting the Employee to exercise an option to purchase 8,333 shares of the Company's common stock for each month of service under the Agreement, provided, however, that options vesting during an employment year are not exercisable until the end of such employment year. The Options are exercisable for a period of five years from the date of vesting. Therefore, at August 31, 1996, Options to purchase 300,000 shares owned by each Mr. Williams and Mr. Stoddard, which vested during the three prior employment years were all exercisable. Options to purchase the additional 100,000 shares each granted to Mr. Williams and Mr. Stoddard pursuant to the extension of the Employment Agreements will become exercisable on August 31, 1997. As of May 31, 1997 none of the options granted in the Employment Agreements have been exercised. The Options granted in the original three-year Employment Agreements were approved by the Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993. The shares of common stock underlying the originally granted Options were registered by the Company with the filing of Form S-8 dated August 31, 1995, which is incorporated herein by reference. The Company intends to file a registration on Form S-8 to register the Options granted under the extensions of the Employment Agreements.

Option/SAR Grants in last fiscal year
Individual Grants

                     Number of Securities       % of Total options/SAR
                   underlying Options/SARs       Granted to employees           Excercise or
Name                     Granted (#)                 In fiscal year              Base price        Expiration Date
---------         --------------------------    -----------------------         ------------       ---------------

John Williams              100,000                       43.1%                    $1.07            8/31/2002

William Stoddard           100,000                       43.1%                    $1.07            8/31/2002




Aggregate Option Exercises and Number/Value of Unexercised Options

     The following table provides information concerning the exercise of options during the last fiscal year by persons named in the Summary Compensation Table, the number of unexercised options held by such persons at the end of the last fiscal year, and the value of such unexercised options as of such date:

                                                  Nature of                     Value of Unexercised
               Shares Acquired     Values         Unexercised Options           In-the-Money Options
Name           on Exercise (#)     Realized ($)   at 2/29/97 (#)                at 2/29/97 ($)(1)
-------        ---------------     ------------   ---------------------------   ----------------------------
                                                  Exercisable   Unexercisable   Exercisable    Unexercisable


John M. Williams     -0-               -0-        300,000       100,000         $ -0-          $2,000

William R. Stoddard  -0-               -0-        300,000       100,000         $ -0-          $2,000


1 An "In-the-Money" stock option is an option for which the market price of the Company's Common Stock underlying the option on February 29, 1997 exceeded the option exercise price. The value shown is calculated by multiplying the number of unexercised options by the difference between (I) the closing price for the Common Stock on NASDAQ Small Cap Market on February 29, 1997 ($1.09) and (ii) the exercise price of the stock options ($1.85 for the 300,000 Exercisable options granted under the original Grant and $1.07 for the 100,000 Unexercisable options granted under the extensions).

Compensation of Directors

    The Company's non-employee directors are paid $250 for each Board of Directors Meeting attended. On August 26, 1993, the Company's Board of Directors approved a Non-Employee Director's Stock Option Plan which provides for the issuance of a maximum of 75,000 shares of the Company's common stock pursuant to the exercise of options granted under the Plan. The Plan provides that each non-employee director will be issued an option to purchase 5,000 shares of the Company's common stock on the date of the Company's Annual Meeting of Stockholders, commencing in 1994. After an option is granted, it will be exercisable for a period of five years. The Options granted under this plan are exercisable at $1.85 per share. This Non- Employee Director's Stock Option Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993. The shares of the Company's common stock underlying these options were registered by the Company with the filing of Form S-8 dated August 31, 1994, which is incorporated herein by reference. Effective September 1, 1996 the Company's Board of Directors approved an additional 25,000 options to be granted 5,000 shares each to Non-Employee Directors on the date of the Company's Annual Meeting of Stockholders in 1997. After these options are granted, they will be exercisable for a period of five years. The Options granted under this additional plan are exercisable at $1.07 per share, which is deemed to have been the fair market value of the Company's common stock on September 1, 1996, the date the plan was approved and enacted.

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

    Options Granted under the Plan. As of May 15, 1997, the following options have been granted under the 1992 Stock Incentive Plan:

          On March 1, 1993, options to purchase an aggregate of 18,000 shares were granted to three non-management employees. Such options are exercisable at $1.75 per share for a period of 7 years commencing one year from the date such options were granted and subject to certain provisions of the Incentive Plan. As of February 28, 1997 14,000 of these Options have been exercised and 4,000 were still outstanding.

          On November 11, 1993, options to purchase a total of 49,000 shares were granted to 11 employees of the Company, none of whom were officers or directors of the Company at the time of the grant. These Options are exercisable at $1.85 per share. Subsequently, 11,000 of these Options canceled pursuant to the terms of the plan when the optionee's' employment with the Company terminated. As of February 28, 1997, 13,000 of these Options have been exercised and 25,000 were still outstanding.

          On June 8, 1994, options to purchase a total of 20,000 shares were granted to 2 employees of the Company, neither of whom are officers or directors of the Company. Both of such options are exercisable at $6.03 per share. Subsequently, 10,000 of such Options canceled pursuant to the terms of the plan when one of the optionee's' employment with the Company terminated. As of February 28, 1997, 10,000 of these options were still outstanding.

          On July 12, 1994, options to purchase a total of 90,000 shares were granted to four employees of CyclO3PSS Textile Systems, Inc., a wholly-owned subsidiary of the Company. None of these optionee's are officers or directors of the Company. All of such options are exercisable at $6.03 per share. Subsequently, 69,000 Options were canceled pursuant to the terms of the plan when three of the optionee's' employment with the Company terminated. As of February 28, 1997, 21,000 of these options were still outstanding.

          On September 15, 1994, options to purchase a total of 45,000 shares were granted to three employees of CyclO3PSS BioChemical Corporation, a wholly-owned subsidiary of the Company, none of whom are officers or directors of the Company. These options are exercisable at $6.03 per share. Subsequently, 21,000 of these options were canceled pursuant to the terms of the plan when one of the optionee's employment with the Company terminated. As of February 28, 1997 24,000 of these options were still outstanding.

    On January 1, 1995, options to purchase a total of 45,000 shares were granted tof en employees the Company, none of whom are officers or directors of the Company. All of such options are exercisable at $5.44 per share. Subsequently, 24,000 of these options were canceled pursuant to the terms of the plan when the optionee's' employment with the Company terminated. As of February 28, 1997, 21,000 of these options were still outstanding.

    On February 29, 1996, Options to purchase a total of 44,500 shares were granted to twelve employees of the Company, none of whom are officers or directors. All such Options are exercisable at $5.44 per share. Subsequently, 24,500 of these options were canceled pursuant to the terms of the plan when the employment of the optionee's with the Company terminated. As of February 28, 1997 20,000 of these options were still outstanding.

    On September 15, 1996, Options to purchase a total of 7,000 shares were granted to two employees of the Company, neither of whom were officers or directors. These options are exercisable at $0.9375 per share. As of February 28, 1997 all 7,000 of these options were still outstanding.

    Subsequent to the fiscal year ended February 28, 1997, on March 25, 1997 Options to purchase a total of 6,000 shares were granted to an employee of the Company who was not an officer or director. These options are exercisable at $1.25 per share and are still outstanding as of May 15, 1997.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

    The following table sets forth information regarding shares of the Company's common stock owned beneficially as of May 15, 1997, by (I) each director of the Company, (ii) all officers and directors as a group and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's Common Stock:


Name and Address of                Amount and Nature of          Percent of
Beneficial Owner                    Beneficial Ownership(1)     Class Ownership

John M. Williams(2)(3)                  1,084,434                   7.9%
3646 West 2100 South
Salt Lake City, UT  84120


William R. Stoddard(2)(4)                 616,319                   4.5%
3646 West 2100 South
Salt Lake City, UT  84120

John R. Herzog(5)                       1,129,654                   8.2%
5901 Rosebud Lane
Sacramento, CA  95841

Robert J. Wrigley(2)(6)                    76,840                   0.6%
4260 S. 500 West
Salt Lake City, UT  84123

J. Bruce Baily(2)(7)                       58,243                   0.4%
40 Ina Court
Alamo, CA  94507

Steve Sarich, Jr.(2)(8)                   486,181                   3.5%
505 Madison Street
Suite 220
Seattle, WA  98104

Mondis A. Nkoy(2)(9)                        4,000                      *
3646 West 2100 South
Salt Lake City, UT  84120

All Officers and Directors
as a Group (7 Persons)                  3,455,671                  25.1%

           * Less than 0.1%

(1) As of May 15, 1997, there were 12,793,442 shares of the Company's common stock issued and outstanding and entitled to vote at the annual meeting. Additionally, there are currently exercisable options and warrants to purchase 816,860 shares of the Company's common stock as well as promissory notes which are currently convertible into 178,657 shares of the Company's common stock owned by the above listed individuals or their affiliates. Therefore, under the rules of the Securities and Exchange Commission, there are deemed to be 13,788,959 shares of the Company's common stock issued and outstanding for purposes of the table above. The shares issuable upon the exercise of the options can only be voted at a shareholders meeting if the options are exercised and the shares issued prior to the record date for the meeting. The shares issuable upon the conversion of promissory notes can only be voted at a shareholders meeting if the notes are converted and the shares issued prior to the record date of the meeting.

(2) These individuals are the directors and/or officers of the Company as of May 15, 1997.

(3) Mr. Williams is the record owner of 465,707 of these shares and owns an additional 256,745 of these shares in brokerage accounts. The 1,084,434 figure also includes 300,000 shares which Mr. Williams may purchase from the Company pursuant to an employment stock option, 28,572 shares which may be purchased from the Company pursuant to a Warrant and 33,410 shares which may be acquired from the Company by Mr. Williams upon conversion of a $100,000 Promissory Note and the accrued interest thereon as of May 15, 1997. All of such options and warrants are currently exercisable and the promissory note and accrued interest is currently convertible. As of May 15, 1997, Mr. Williams also owns options to purchase an additional 75,000 shares of common stock from the Company pursuant to a continuing employment agreement, which additional options are not currently exercisable and are not therefore included in the total for beneficial ownership. These additional options become exercisable on August 31, 1997. (See "Executive Compensation.")

(4) Mr. Stoddard is the record owner of 202,454 of these shares and owns an additional 51,845 of these shares in brokerage accounts. The 616,319 figure includes 300,000 shares which may be acquired by Mr. Stoddard from the Company pursuant to an employment stock option, 28,572 shares which may be purchased from the Company pursuant to a Warrant, and 33,448 shares which may be acquired from the Company by Mr. Stoddard upon conversion of a $100,000 Promissory Note and the accrued interest thereon as of May 15, 1997. All of such options and warrants are currently exercisable and the promissory note and accrued interest is currently convertible. Mr. Stoddard also owns options to purchase an additional 75,000 shares of common stock from the Company pursuant to a continuing employment agreement, which additional options are not currently exercisable and are not therefore included in the total for beneficial ownership. These additional options become exercisable on August 31, 1997. (See "Executive Compensation.")

(5) The total of 1,129,654 shares shown for Mr. Herzog includes 1,052,414 shares owned of record, 15,000 shares which may be acquired upon the exercise of a currently exercisable stock option, 28,572 shares which may be purchased from the Company pursuant to a Warrant, and 33,668 shares which may be acquired from the Company by Mr. Herzog upon conversion of a $100,000 Promissory Note and the accrued interest thereon as of May 15, 1997. All of such options and warrants are currently exercisable and the promissory note and accrued interest is currently convertible.

(6) Mr. Wrigley does not own any shares of record. The 76,840 shares beneficially owned includes 15,000 shares which may be acquired upon the exercise of a currently exercisable stock option, 28,572 shares which are currently exercisable pursuant to a Warrant, and 33,268 shares which may be acquired from the Company by Mr. Wrigley upon conversion of a $100,000 Promissory Note and the accrued interest thereon as of May 15, 1997. All of such options and warrants are currently exercisable and the promissory note and accrued interest is currently convertible.

(7) The total of 58,243 shares shown for Mr. Baily includes 20,000 shares owned of record, 1,600 shares held in brokerage accounts, 15,000 shares which may be purchased pursuant to a currently exercisable stock option, 10,000 shares which may be purchased pursuant to a currently exercisable Warrant, and 11,643 shares which may be acquired from the Company by Mr. Baily upon conversion of a $35,000 Promissory Note and the accrued interest thereon as of May 15, 1997. All of such options and warrants are currently exercisable and the promissory note and accrued interest is currently convertible.

(8) The 486,181 shares of total beneficial ownership shown for Mr. Sarich includes 409,389 shares owned of record by Mr. Sarich and an affiliated Company (321 Investments), 15,000 shares which may be acquired upon exercise of a currently exercisable stock option, 28,572 shares which may be purchased pursuant to a currently exercisable Warrant, and 33,220 shares which may be acquired from the Company by Mr. Sarich upon conversion of a $100,000 Promissory Note and the accrued interest thereon as of May 15, 1997. All of such options and warrants are currently exercisable and the promissory note and accrued interest thereon is currently convertible.

(9) Ms. Nkoy is the Corporate Secretary and Controller and has a currently exercisable stock option for the 4,000 shares shown as beneficial ownership. She has also been granted options to purchase 2,000 additional shares which are not currently exercisable but become exercisable on January 1, 1998.

Security Ownership of Management

     See Item 4(a) above.

Changes in Control

     No changes in control of the Company are currently contemplated.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Parents of Company

    The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see Item 4.

On June 29,1995 the Board of Directors approved a private placement of investment stock to accredited investors. The offering consisted of 571,432 units at $3.50 each for a total of $2,000,000. Each unit consists of one share of restricted common stock plus one warrant to purchase an additional share of restricted stock at $4.00. The warrants expired one year after the closing of the private placement. Of the 415,674 units that were issued for a total consideration of $1,454,858, the following was the only officer, director or affiliate that participated in this private placement offering:

                          Amount    Shares        Warrants
Name of Owner            Invested   Purchased     Purchased (expired July 1996)
-------------            ---------  ----------    -----------------------------

Steve Sarich, Jr.(1)     $178,773   51,078        51,078 (3)

321 Investment Company(2)  35,087   10,025        10,025 (3)


     (1) This individual is a Director of the Company as of May 15, 1997. Please see Part 3, Item 9 for further identification. (2) This is a company that is affiliated with Mr. Sarich, a director of the Company. (3) These warrants were not exercised prior to their expiration in July, 1996.

    On October 17, 1995 the Board of Directors approved the issuance of up to $3,000,000 of Convertible Secured Promissory Notes to investors. The Convertible Note offering included warrants to purchase shares of the Company's restricted common stock at $4.00 per share and paid interest at a rate of 12% per annum. Both the interest and principal are convertible to shares of the Company's restricted common stock at $3.50 per share. The conversion shares and warrants carry certain registration rights and requirements. These notes are secured by all assets of the Company. The following officers and directors participated in this debt offering:

                         Amount   Conversion Shares/      Shares available for
Name of Owner           Invested  Interest & Principal(2) Purchase from warrants

John M. Williams(1)     $100,000        33,410                    28,572
William R. Stoddard(1)   100,000        33,448                    28,572
Steve Sarich, Jr.(1)     100,000        33,220                    28,572
Robert J. Wrigley(1)     100,000        33,268                    28,572
J. Bruce Baily(1)         35,000        11,643                    10,000
John Herzog(1)           100,000        33,668                    28,572

     (1) These individuals are the directors and /or officers of the Company as of May 15, 1997. (Please see Part III, Item 9 for further identification)

     (2) Represents number of shares that could be received from conversion of principal and interest as of May 15, 1997.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    1.     Exhibits

    The exhibits which are filed with this Form 10-KSB or incorporated herein by reference are set forth in the Exhibits Index which appears on page 37.

(b) Reports on Form 8-K

    The Company did not file any Forms 8-K during the last quarter of the year ended February 28, 1997.





                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CYCLO3PSS CORPORATION



Date: May 29, 1997                      By/s/ John M. Williams
                                        --------------------------------
                                        John M. Williams, CEO & Chairman
                                        Principal Executive Officer



Date: May 29, 1997                      By/s/ Mondis Nkoy
                                        -------------------------------
                                        Mondis Nkoy
                                        Controller, Corporate Secretary
                                        Principal Financial Officer





























                                      SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                          Capacity                      Date

/s/ John M. Williams              Chief Executive Officer/        May 29, 1997
------------------------          Chairman
John M. Williams

 /s/ William R. Stoddard          President                       May 29, 1997
---------------------------
William R. Stoddard

/s/ Robert J. Wrigley             Director                        May 29, 1997
-----------------------
Robert J. Wrigley

/s/ Steve Sarich, Jr.             Director                        May 29, 1997
-------------------------
Steve Sarich, Jr.

/s/ J. Bruce Baily                Director                        May 29, 1997
----------------------------
J. Bruce Baily

/s/ John R. Herzog                Director                        May 29, 1997
----------------------
John R. Herzog

          Consolidated Financial Statements

               CyclO3 PSS Corporation

 Years ended February 28, 1997 and February 29, 1996
                        with
           Report of Independent Auditors

                             CyclO3PSS Corporation

                       Consolidated Financial Statements


              Years ended February 28, 1997 and February 29, 1996




                                    Contents


Report of Independent Auditors.......................................1

Consolidated Financial Statements:

  Consolidated Balance Sheets........................................2
  Consolidated Statements of Operations..............................4
  Consolidated Statements of Stockholders' Equity....................5
  Consolidated Statements of Cash Flow...............................7

  Notes to Consolidated Financial Statements ........................8

                     Report of Independent Auditors

The Board of Directors and Stockholders
CyclO3PSS Corporation

We have audited the accompanying consolidated balance sheets of CyclO3PSS Corporation and subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyclO3PSS Corporation and subsidiaries at February 28, 1997 and February 29, 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and periodic cash flow difficulties raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The consolidated financial statements for the year ended February 28, 1997 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                              ERNST & YOUNG LLP

Salt Lake City, Utah
April 25, 1997

                         CyclO3PSS Corporation

                      Consolidated Balance Sheets



                                                      February 28   February 29
                                                      1997                 1996
                                                     --------------------------

Assets
Current assets:
  Cash                                                $1,275,636      $252,113
  Accounts receivable, less allowance for doubtful
     accounts of $2,000 and $40,138 at February 28,
     1997and February 29, 1996, respectively              97,605        77,130
  Inventories                                            100,584       408,889
  Prepaid expenses                                       102,815        37,474
                                                     --------------------------
Total current assets                                   1,576,640       775,606

Property and equipment, net                              370,994       570,237


Other assets:
   Goodwill, net                                         540,375       768,862
   Acquired patents, net                                 411,187       453,456
   Developed patents and other, net                      125,650       110,457











                                                   ----------------------------
                                                     $3,024,846     $2,678,618
                                                   ============================

                                                                         February 28         February 29
                                                                            1997                 1996
                                                                    -------------------------------------


Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                                        $108,619            $162,414
  Accrued liabilities                                                      135,190             120,122
  Deferred revenue                                                            -                142,749
  Current portion of capital lease obligations                              26,120              16,351
                                                                    -------------------------------------
Total current liabilities                                                  269,929             441,636

Long-term debt obligations                                               1,156,000             875,000
Interest payable on long-term debt obligation                              151,730              14,663
Long-term portion of capital lease obligations                              37,356              54,626

Commitments and contingencies

Stockholders' equity:
  Preferred stock:
    Preferred stock issuable in series: par value $.01,
      4,500,000 authorized:
        Series "A" convertible preferred stock; 35,638
          shares authorized; 35,638 shares issued and
          outstanding (liquidation preference of $71,276)                     356                 356
       Series "B" convertible preferred stock; 30,000
         shares authorized; 1,935 shares issued and
         outstanding (liquidation preference of
         $2,612,250)                                                           19                  -
  Class "A" preferred stock, par value $.01; 500,000
     shares authorized; none issued or outstanding                              -                  -
  Common stock, par value $.001; 55,000,000 shares
     authorized; 12,793,440 and 10,169,932 shares issued
     at February 28, 1997 and February 29, 1996,
     respectively                                                          12,793                10,170
  Additional paid-in capital                                           13,546,195            10,305,955
  Accumulated deficit                                                 (11,479,987)           (8,522,243)
  Deferred compensation                                                  (168,000)                   -
  Less treasury stock, 264,000 common shares at cost                     (501,545)             (501,545)
                                                                     -------------------------------------
Total stockholders' equity                                              1,409,831             1,292,693
                                                                     -------------------------------------
                                                                       $3,024,846             2,678,618
                                                                     =====================================



See accompanying notes to consolidated financial statements

                         CyclO3PSS Corporation

                 Consolidated Statements of Operations




                                                       Year ended

                                               February 28    February 29
                                                   1997           1996
                                              -------------- --------------



Net revenues                                    $  610,525    $  442,632

Costs and expenses:
  Cost of sales                                    477,955       411,565
  Research and development                         816,941       816,517
  Selling and marketing                            156,490       402,307
  General and administrative                     1,449,319     1,841,331
  Depreciation and amortization                    464,840       412,667
                                              -----------------------------
                                                 3,365,545     3,884,387

Loss from operations                            (2,755,020)   (3,441,755)

Interest income                                     38,804        25,363
Interest expense                                  (241,528)      (33,602)
                                              -----------------------------
Net loss                                        (2,957,744)   (3,449,994)
Preferred stock dividends                       (1,660,133)         -
                                              -----------------------------
Net loss applicable to common stock            $(4,617,877)  $(3,449,994)
                                              =============================
Net loss per common share before preferred stock
  dividends                                        $  (.26)     $   (.35)
Loss per common share for preferred stock dividends   (.14)           -
                                              -----------------------------
Net loss per common share                          $  (.40)     $   (.35)
                                              =============================
Weighted average number of common shares
  issued and outstanding                        11,415,069     9,995,060
                                              =============================



See accompanying notes to consolidated financial statements.

                     CyclO3PSS Corporation

                   Consolidated Statements of
                      Stockholders' Equity




                                  Series "A"      Series "B"
                                 Convertible     Convertible
                               Preferred Stock  Preferred Stock   Common Stock
                               Shares  Amounts  Shares Amounts   Shares Amounts
                              -------------------------------------------------
Balance at February 28, 1995   35,638  $356        -     $ -   9,702,508 $9,702
Common stock issued for cash                                     415,674    416
Employee stock options exercised                                   8,000      8
Purchase of ThermoChem                                            43,750     44
Issuance of warrants with
  convertible debt
Net loss
                              -------------------------------------------------
Balance at February 29, 1996   35,638   356        -       -  10,169,932 10,170
Reissuance of shares pursuant
  to court ruling (See Note 9)                                   355,606    355
Return of shares held in excrow
  (See Note 3)                                                  (124,378)  (124)
Issuance of common stock for
  services                                                       311,044    311
Issuance of Series "B" convertible
  preferred stock                                3,170    32
Conversions of Series "B"
  preferred stock to common stock              ( 1,235)  (13)  1,959,546  1,959
Conversion of Series "B"
  dividends to common stock                                       21,690     22
Issuance of common stock for cash                                100,000    100
Issuance of warrants with
  convertible debt
Amortization of deferred
  compensation
Net loss
Reflection of  paid-in-kind  stock
  dividends on Series "B" preferred
  stock (See Note 8)

                             --------------------------------------------------
Balance at February 28, 1997  35,638  $356      1,935   $19 12,793,440  $12,793
                             ==================================================

  Additional                                     Treasury Stock
   Paid-in      Accumulated     Deferred            (Common)

   Capital        Deficit     Compensation     Shares      Amounts        Total
------------------------------------------------------------------------------------

$  8,651,163    $(5,072,249)     $     -        264,000    $(501,545)    $3,087,427
   1,454,444                                                              1,454,860
      14,792                                                                 14,800
     174,956                                                                175,000

      10,600                                                                 10,600
                 (3,449,994)                                             (3,449,994)

-------------------------------------------------------------------------------------
  10,305,955     (8,522,243)           -        264,000    (501,545)      1,292,693

                                                                                355

                                                                               (124)

     344,313                        (336,000)                                 8,624

   2,754,968                                                              2,755,000

      (1,946)                                                                  -

         (22)                                                                   -
      52,713                                                                52,813

      90,214                                                                90,214

                                    168,000                                168,000
                 (2,957,744)                                            (2,957,744)


         -                                                                    -

-------------------------------------------------------------------------------------

  $13,546,195  $(11,479,987)  $    (168,000)   264,000   $(501,545)    $1,409,831
=====================================================================================

See accompanying notes to consolidated financial statements.


                         CyclO3PSS Corporation
                  Consolidated Statements of Cash Flow


                                                           Year ended


                                                      February 28  February 29
                                                          1997         1996
Cash flows from operating activities:
Net loss                                             $(2,957,744) $(3,449,994)

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation                                          182,416     163,662
    Amortization                                          282,424     249,005
    Accrued interest on convertible debt issuance         137,067      14,663

    Common stock issued for services                      176,624        -
    Loss on write-off of assets                            48,717        -
    Issuance of warrant with convertible debt              90,214     10,600
    Other                                                     231        -
    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable         (20,475)    52,397

       Decrease (increase) in inventories                 308,305   (152,890)
       Increase in prepaid expenses, developed patents,
        and other                                         (92,202)   (11,004)

       Decrease in accounts payable & accrued liabilities (38,727)   (94,584)
      (Decrease) increase in deferred revenue            (142,749)    52,928
                                                       -----------------------
Net cash used in operating activities                  (2,025,899) (3,165,217)
                                                       -----------------------

Cash flows from investing activities:

    Purchase of property and equipmen                     (17,654)   (222,810)
    Proceeds from sale of short-term investments              -     1,541,537
    Purchase of short-term investments                        -      (348,688)

    Increase in other assets                                  -       (10,763)
                                                       ------------------------
Net cash (used in) provided by investing activities       (17,654)    959,276
                                                       ------------------------

Cash flows from financing activities:

   Proceeds from issuance of common stock                  52,813   1,469,660
   Proceeds from issuance of preferred stock            2,755,000        -
   Proceeds from issuance of convertible debt
     obligations                                          351,000     875,000

   Payments on notes payable                              (70,000)       -

   Principal payments under capital lease obligations     (21,737)     (9,692)
                                                       ------------------------
Net cash provided by financing activities               3,067,076    2,334,968
                                                       ------------------------

Net increase in cash                                    1,023,523      129,027


Cash at beginning of period                               252,113      123,086
                                                       ------------------------

Cash at end of period                                  $1,275,636    $ 252,113
                                                       ========================
Supplemental schedule of non-cash financing activities:

     Capital lease obligations incurred for acquisition
      of property and equipment                           $14,236      $80,669

                                                       ========================

Acquisitions:
   Fair value of assets acquired                       $      -       $175,000
   Issuance of common stock                                   -       (175,000)
                                                       -----------------------
Liabilities assumed                                    $      -      $     -
                                                       ========================

See accompanying notes to consolidated financial statements

                         CyclO3PSS Corporation
         Notes to Consolidated Financial Statements (continued)
                         CyclO3PSS Corporation
               Notes to Consolidated Financial Statements
                           February 28, 1997


1. Summary of Significant Accounting Policies

Organization

The Corporation was formed in Delaware in 1927. In 1990, the Corporation was reorganized as CyclO3PSS Medical Systems, Inc. In 1995, the Company changed its name to CyclO3PSS Corporation (the Company). The Company is engaged in the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries, the manufacture and sale of specialty compounds and chemicals, and research and development of technologies for the sterilization and/or disinfection of surgical and medical instruments.

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

Cash and Cash Equivalents

Cash equivalents consist primarily of short-term investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition. The carrying amount of cash and cash equivalents reported on the balance sheets approximates their fair value.

                         CyclO3PSS Corporation
         Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Inventories

Inventories consist of raw materials and work-in-process and are stated at the lower of cost or market, cost being determined using the first-in, first-out
(FIFO) method.

Inventories consist of the following:

                            February 28    February 29
                                1997           1996
                           -------------- --------------
Raw materials                  $100,584      $288,450
Work-in-process                    -          120,439
                           -------------- --------------
                               $100,584      $408,889
                           ============== ==============



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


                                       February 28   February 29
                                           1997          1996
                                        ------------------------
Equipment                                $558,694    $ 621,470
Furniture and fixtures                     87,808       89,218
Leasehold improvements                     99,610       99,610
                                        ------------------------
                                          746,112      810,298
Less: accumulated depreciation
  and amortization                       (375,118)    (240,061)
                                        ------------------------
                                         $370,994    $ 570,237
                                        ========================

Depreciation and amortization expense was $182,416 for the year ended February 28, 1997 and $163,662 for the year ended February 29, 1996.

                         CyclO3PSS Corporation
         Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

Property and equipment includes $94,905 and $80,669 of equipment under capital leases at February 28, 1997 and February 29, 1996. Accumulated depreciation for such equipment was $23,044 and $8,808 at February 28, 1997 and February 29, 1996, respectively. Upon completion of certain capital lease terms, the Company is required to purchase leased equipment at fair value. Other leases provide for a bargain purchase price.

Other Assets

Other assets consist primarily of goodwill and acquired patents which are recorded at the lower of cost or their net realizable value. Goodwill is amortized over five years. Accumulated amortization for goodwill was $602,061 and $373,574 at February 28, 1997 and February 29, 1996. Acquired and developed patents are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining stated life of the patent. Accumulated amortization for acquired and developed patents was $106,321 and $64,052 at February 28, 1997 and February 29, 1996. The Company periodically reviews the recoverability of these intangible assets in order to record them at their net realizable value.

Income Taxes

The Company accounts for income taxes using the liability method pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The liability method requires that the expected future consequences of temporary differences between the tax and reporting basis of assets and liabilities be recognized as deferred tax assets and liabilities.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-based

                         CyclO3PSS Corporation
         Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Stock Options (continued)

Compensation" (SFAS 123). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Revenue Recognition

Revenue is recognized upon shipment, or in the case of washing and laundry systems, upon installation and customer acceptance. Payments received from customers prior to installation and customer acceptance are recorded as deferred revenue.

Concentration of Credit Risk

The Company's net revenue for the years ended February 28, 1997 and February 29, 1996 consisted of approximately 53% from specialty chemical sales and 47% from commercial and healthcare laundry equipment sales. All sales were to companies located in the United States, Canada and Japan. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectation. The Company generally does not require collateral with respect to sales activities.

Net Loss per Common Share

Net loss per common share is calculated after deduction of preferred stock dividends divided by the weighted average number of shares of common stock issued and outstanding during the period. Common stock equivalents are not included in the computation as their effect would be anti-dilutive.

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to be material since common stock equivalents are dilutive based on the Company's anticipated losses.

                         CyclO3PSS Corporation
         Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at February 28, 1997 of $11,479,987, and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

The net loss for the year ended February 28, 1997 was $2,957,744. To date, the Company has funded its operations through the issuances of common and preferred stock. The Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to raise additional financing.

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

The Company is attempting to improve these conditions by way of financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and product sales. Management is confident that appropriate funding will be generated and future product sales will result from these opportunities and that the Company will continue operations through the next fiscal year.

                         CyclO3PSS Corporation
         Notes to Consolidated Financial Statements (continued)

3. Acquisitions

Innovative Textile Technology, Inc.

On July 12, 1994, the Company completed the acquisition of Innovative Textile Technology, Inc. ("INTEX"), a privately held Pennsylvania Corporation. INTEX is primarily engaged in the business of selling equipment to commercial and institutional laundries. The acquisition was accounted for using the purchase method of accounting. Under the terms of the purchase agreement, 124,378 shares of the Company's common stock were held in escrow to be released to four INTEX stockholders upon achievement of continuity of employment through February 28, 1996 or net profit goals to be met by June 16, 1996. The employment continuity and net profit goals were not met and all stock held in escrow was returned to the Company.

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

4. Accrued Liabilities

Accrued liabilities consist of the following:


                                      February 28   February 29
                                          1997          1996
                                   ------------------------------
Accrued payroll and payroll taxes       $60,507       $ 72,139
Accrued vacation                         49,683         39,291
Other                                    25,000          8,692
                                   ------------------------------
                                       $135,190       $120,122
                                   ==============================

5. Long-Term Debt

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

At February 28, 1997, the Company had issued $1,226,000 in convertible debt (described above), with maturities between December 1998 and April 1999 and had repaid $70,000. Approximately $535,000 of the convertible debt is held by the Company's directors. Interest expense of $137,067 and $14,663 was recorded for the years ended February 28, 1997 and February 29, 1996, respectively. Maturities for the years succeeding fiscal years February 28, 1997 are $0 in 1998, $875,000 in 1999 and $281,000 in 2000.

In connection with the convertible debt offering, 333 warrants are outstanding at February 28, 1997. For the years ended February 28, 1997 and February 29, 1996, the Company recorded interest expense of $90,214 and $10,600 related to the warrants.

The carrying amount of long-term debt approximates fair value. The fair value of the Company's long-term debt was estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of debt arrangements.

                         CyclO3PSS Corporation
         Notes to Consolidated Financial Statements (continued)

6. Capital Lease Obligations and Commitments

Future minimum lease payments for capital lease obligations are as follows:


Year ending February 28
   1998                                                $33,280
   1999                                                 27,722
   2000                                                 11,970
   2001                                                  3,915
                                                    --------------
   Future minimum lease payments                        76,887
   Less amount representing interest                   (13,411)
                                                    --------------
   Present value of future minimum lease obligations    63,476
   Less amounts due within one year                    (26,120)
                                                    --------------
   Amounts due after one year                          $37,356
                                                    ==============

Interest paid and expensed for capital lease obligations was $10,601 and $8,339 for the years ended February 28, 1997 and February 29, 1996, respectively.

The Company leases office facilities and office equipment under noncancelable operating leases. Rent expense under these leases was $107,945 for the year ended February 28, 1997 and $108,290 for the year ended February 29, 1996. The future minimum operating lease payments are $86,972 for the year ended February 28
, 1998.

7. Income Taxes

As of February 29, 1997, the Company had federal and state net operating loss carryforwards of approximately $10,113,000 and $9,441,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $123,000. The net operating loss and credit carryforwards will expire at various dates beginning on 2003 through 2012, if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                         CyclO3PSS Corporation
         Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of February 28, 1997 and February 29, 1996 are as follows:

                                     February 28   February 29
                                         1997           1996
                                    ----------------------------
Deferred tax assets:
Net operating loss carry forwards    $3,750,000    $2,855,000
Research credit carryforwards           123,000       122,000
                                    ----------------------------
                                      3,873,000     2,977,000
Valuation allowance                  (3,873,000)   (2,977,000)
                                    ----------------------------
                                    $        -    $        -
                                    ============================

The net valuation allowance increased by $896,000 and $1,048,000 during the years ended February 28, 1997 and February 29, 1996, respectively.

8. Stockholders' Equity

Common Stock

On June 29, 1995, the Board of Directors approved a private placement of investment stock to accredited investors. The offering consisted of 571,432 units at $3.50 each for a total of $2,000,000. Each unit consists of one share of restricted common stock plus one warrant to purchase an additional share of restricted stock for $4.00. The warrant expires one year after the closing of the private placement. The Company issued 415,674 units for a total consideration of $1,454,860. This offering was closed as of October 17, 1995 by the Board of Directors. As of February 28, 1997, all warrants have expired, of which none were exercised.

In August 1996, the Board of Directors approved the issuance of 300,000 shares of common stock to a consultant for shareholder promotion services. The Company issued these shares at fair market value and recorded $336,000 in deferred compensation at the date of issuance. The services are to be provided over a twelve month period. For the year ended February 28, 1997, the Company recorded $168,000 of compensation expense related to this issuance.

                         CyclO3PSS Corporation
         Notes to Consolidated Financial Statements (continued)

8. Stockholders' Equity (continued)

Common Stock (continued)

On February 27, 1997, the Board of Directors approved the sale of 100,000 shares of restricted and unregistered common stock and the Company issued this stock for total consideration of $52,813.

Preferred Stock

Series "A" convertible preferred stock is non-voting stock and is convertible into common stock at the rate of one share of common for each four shares of Series "A" preferred stock during a period expiring two years from the date of issuance of the shares. The Board of Directors authorized 35,638 shares of Series "A" preferred stock for issuance at $2.00 per share. In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of Series "A" preferred stock shall be entitled to the receive the principal amount paid to the Company before any distribution shall be made to the holders of common stock. Additionally, holders of Series "A" preferred stock shall be entitled to receive, as declared by the Board of Directors, non-cumulative cash dividends prior to the declaration and payment of dividends on the Company's common stock. The conversion period has expired for all shares of Series "A" preferred stock.

On May 30, 1996 the Board of Directors authorized for issuance 30,000 shares of Series "B" convertible preferred stock with a $0.01 par value and a stated value of $1,000 per share. These shares are convertible after 45 days from the subscription date into common shares at 65% to 70% of the "Average Stock Price" as designated by the Board of Directors. The "Average Stock Price" is further defined as the lesser of the average daily closing bid prices of common shares for the period of five consecutive trading days immediately preceding the date of subscription or the five consecutive trading days immediately preceding the date of conversion of the Series "B" convertible shares. However, these shares do not have voting rights or preemptive rights to acquire other securities. The shares provide for payment of cumulative dividends at 8% annually, paid in cash or stock at the Company's option, and include a liquidation preference equal to $1,350 per share together with all accrued and unpaid dividends.

As of February 28, 1997, 3,170 shares of Series "B" convertible preferred stock have been issued for net proceeds of $2,755,000 after issuance costs of $415,000. Because the Series "B" preferred shares have conversion rights at a discount from the initial issuance price, as discussed above, in accordance with Securities and Exchange Commission

                         CyclO3PSS Corporation
         Notes to Consolidated Financial Statements (continued)

8. Stockholders' Equity (continued)

Preferred Stock (continued)

requirements, the Company has reflected a dividend to shareholders of Series "B" in the earnings per share calculation, which reflects the assured incremental yield on preferred stock that is imbedded in the conversion terms at a discount from the initial fair value at the date of issuance. The amount of the dividend recorded to reflect this discount was $1,551,460.

The Company also recorded the required 8% dividend in additional preferred stock, rather than cash and, accordingly, accrued $108,673 in paid-in-kind stock dividends as a reduction of and simultaneous increase in additional paid in capital.

As of February 28, 1997, 1,235 shares of series "B" convertible preferred stock and related accrued dividends of $20,587 were converted into 1,959,546 and 21,690, respectively, of shares of common stock.

Stock Options

On August 31, 1993, the Company entered into employment agreements with three key employees for a three year period commencing September 1, 1993. Under the terms of these contracts, each employee was granted options to purchase 100,000 common shares per year at $1.85 per share, which approximated the fair value of the common shares at the date of grant. On October 21, 1994, one of these employees was terminated and the corresponding options were canceled. Effective September 1, 1996, the employment agreements for two of these employees were extended for a period of one year. Under the terms of the extension, each employee was granted an additional 100,000 options at $1.07 per share. These options vest over a one year period. At February 28, 1997, options to purchase 603,334 of common stock were exercisable under these employee agreements.

On August 26, 1993, the Board of Directors granted each of the five non-employee directors options to purchase 15,000 common shares at an exercise price of $1.85 per share, which was the fair market value at the date of grant. The options vest at a rate of 5,000 shares annually at the time of each Annual Meeting of Stockholders, commencing with the 1994 Annual Meeting of Stockholders. At February 28, 1997 and February 29, 1996, a total of 75,000 and 50,000 options were exercisable, none of which have been exercised as of February 28, 1997.

                         CyclO3PSS Corporation
         Notes to Consolidated Financial Statements (continued)

8. Stockholders' Equity (continued)

Stock Options (continued)

On December 21, 1992, the Company adopted a stock incentive plan which provides for the issuance of options to employees to purchase up to an aggregate of 270,000 common shares. All options are granted at no less than the fair market value of the common shares on the date of grant, as determined by the Board of Directors. The options vest beginning one year subsequent to the date of grant and expire on the earlier of seven years from the date of vesting or termination of employment.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.38% and 5.63%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of
1.049 and 0.947; and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma results follows:


                                                  1997           1996
                                             -------------- --------------

    Pro forma net loss                       $(2,973,634)   $(3,449,994)
    Pro forma net loss per share                   (0.26)        (0.35)
    Pro forma net loss applicable to
       common stock                                (0.40)        (0.35)

                         CyclO3PSS Corporation
         Notes to Consolidated Financial Statements (continued)

8. Stockholders' Equity (continued)

Stock Options (continued)

Because the effect of SFAS 123 is prospective, the initial impact on pro forma net loss may not be representative of compensation expense in future years.

A summary of stock option activity, and related information for the years ended February 28, 1997, and February 29, 1996 follows:


                                          1997                      1996
                           ----------------------------------------------------
                                    Weighted-Average          Weighted-Average
                           Options   Exercise Price   Options  Exercise Price
                           ----------------------------------------------------
Stock options outstanding at
beginning of year            972,500     $2.42       1,074,500      N/A
Granted                      207,000      1.07         101,500     $3.47
Exercised                     -            -            (8,000)     1.85
Forfeited                   (107,000)     4.00         (22,000)     5.71
Canceled                      -            -          (173,500)     3.88
                           ----------                ----------
Outstanding at end of year 1,072,500     $2.00         972,500     $2.42
                           ==========                ==========

Exercisable at end of period 833,334     $2.12         575,000     $2.15

Weighted-average fair value
of options granted during the
year                           $0.94                     $3.47

Exercise prices for options outstanding as of February 28, 1997 ranged from $0.94 to $6.03. The weighted average remaining contractual life of the options is 5 years.

                         CyclO3PSS Corporation
         Notes to Consolidated Financial Statements (continued)

8. Stockholders' Equity (continued)

Stock Options (continued)

Additionally, Statement No. 123 requires that companies with wide ranges between the high and low exercise prices of its stock options segregate the exercise prices into ranges that are meaningful for assessing the timing and number of additional shares that may be issued and the cash that may be received as a result of the option exercises. Below are the segregated ranges of exercise prices as of February 28,1997:


                                               Range of exercise prices
                                  --------------------------------------------

                                  $0.94-1.07   $1.75-1.85   $2.79   $5.44-6.03
                                  --------------------------------------------


Options outstanding                 $207,000    $766,500   $23,000   $76,000
Weighted-average exercise price of
options outstanding                    $1.07       $1.84     $2.79     $5.86
Weighted-average remaining
contractual life of options
outstanding                           5 years    5 years    9 years   7 years
Options exercisable                   83,334     689,000     7,000     54,000
Weighted-average exercise price of
options exercisable                    $1.07      $1.84      $2.79     $5.87

9. Contingencies

On October 27, 1995, a Motion for Summary Judgment in the Third Judicial District Court of Utah was granted to certain former stockholders with respect to an allegation that shares owned by the former stockholders had been wrongfully canceled in April 1990. The ruling provides for the reissuance of 355,606 canceled shares. On March 27, 1997, the Utah Court of Appeals upheld the decision in favor of certain former stockholders. The decision by the Utah Court of Appeals has been appealed by the Company to the Utah Supreme Court. The Company and legal counsel believe both the summary judgment and the appeal were incorrect and intend to vigorously appeal these decisions.

In 1990, the Company recorded compensation expense in connection with the original issuance of the shares; therefore, no additional expenses, other than the reissuance costs of these shares, has been recorded.

                         CyclO3PSS Corporation
         Notes to Consolidated Financial Statements (continued)

9. Contingencies (continued)

The Company is involved in other legal actions and claims arising in the ordinary course of business. Management believes, based on advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows.

10. Segment Information

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

Operating profit is total revenue less operating expenses, excluding interest expense and general corporate expenses. Corporate assets consist primarily of cash and cash equivalents.

For the year ended February 28, 1997, two customers accounted for 20% and 17% of total net revenues for textile products, and two customers accounted for 18% and 10% of total net revenues for biochemical products. For the year ended February 29, 1996, one customer accounted for 23% of total net revenues for textile products, and one customer accounted for 15% of total net revenues for biochemical products.

      Industry Data                                Year ended

CyclO3PSS Corporation and Subsidiaries      February 28   February 29
                                                1997           1996
Net sales and other income:
   Medical products                       $      -       $      -
   Textile products                            292,279        202,525
   Biochemical products                        318,246        240,107
                                          -----------------------------
                                               610,525        442,632
   Interest Income                              38,804         25,363
                                          -----------------------------
   Total revenue                              $649,329       $467,995
                                          =============================

Operating income (loss)
   Medical products                         $ (703,186)    $(1,122,297)
   Textile products                           (948,895)     (1,462,153)
   Biochemical products                          2,344        (102,314)
                                       --------------------------------
   Total operating loss                     (1,649,737)     (2,686,764)

   Corporate expenses                       (1,066,479)       (729,628)
   Interest expense                           (241,528)        (33,602)
                                       --------------------------------
   Net loss                             $   (2,957,744)    $(3,449,994)
                                       ================================
Identifiable assets
   Medical products                        $   358,390       $ 590,177
   Textile products                          1,103,712       1,531,080
   Biochemical products                        384,451         335,887
                                       --------------------------------
                                             1,846,553       2,457,144
   General corporate assets                  1,178,293         221,474
                                       ---------------------------------
   Total assets                             $3,024,846      $2,678,618
                                       =================================
Depreciation and amortization expense
   Medical products                           $ 91,878        $ 93,342
   Textile products                            322,064         305,693
   Biochemical products                         50,898          13,632

Capital expenditures
   Medical products                           $  3,789        $ 83,215
   Textile products                              2,066          68,837
   Biochemical products                         11,799          70,758

                         CyclO3PSS Corporation

         Notes to Consolidated Financial Statements (continued)



----------------------------------------------------------------------------



                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549






                                        ------------------------





                                EXHIBITS

                                   to

                              FORM 10-KSB

              For the fiscal year ended February 28, 1997
                    __________________________________









                         CYCLO3PSS CORPORATION

                         CyclO3PSS Corporation

               ---------------------------------------------------------------

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

Exhibit                                                         Page Number or
Number  Description                                           Method of Filing

   3.1  Amended and Restated Certificate of Incorporation   Form 10-SB, 1993(1)

   3.2  Bylaws                                              Form 10-SB, 1993(1)

   3.3  Amended Certificate of Incorporation             Form 8-K, Feb. 1995(4)

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

  10.4  Stock Option - Dale Winger                          Form 10-SB, 1993(1)

  10.5  Lease Agreement                                     Form 10-SB, 1993(1)

  10.6  Employment Agreement - John M. Williams             Form 10-SB, 1993(1)

  10.7  Employment Agreement - William R. Stoddard          Form 10-SB, 1993(1)

  10.8  Form Indemnification Agreement
        (Identical agreement for all officers and directors)Form 10-SB, 1993(1)

  10.9  CleanTech Merger Agreement                          Form 10-SB, 1993(1)

  10.10 Intex Acquisition Agreement                      Form 8-K, July 1994(2)

  10.11 Non-Employee Director 1993 Stock Option Plan   Form S-8, August 1994(3)

  11.1  Earnings Per Share Calculation                           Not Applicable

  16.1  Change of Independent Auditors                Form 8-K, January 1996(5)

  16.2  Consulting Agreement of John Sloan             Form 8-K, August 1996(6)

                         CyclO3PSS Corporation

  21.1            Subsidiaries of Registrant                      Attached(7)

  23.1            Consent of Ernst & Young LLP                    Attached(7)




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

(2) Filed as an Exhibit to the Registrant's Form 8-K dated July 11, 1994 incorporated herein by reference

(3) Filed as an Exhibit to the Registrant's Form S- 8 dated August 31, 1994 incorporated herein by reference

(4) Filed as an Exhibit to the Registrant's Form 8-K dated February 2, 1995 incorporated herein by reference

(5) Filed as an Exhibit to the Registrant's Form 8-K dated January 8, 1996 incorporated herein by reference

(6) Filed as an Exhibit to the Registrant's Form 8-K dated August 20, 1996 incorporated herein by reference

(7) Filed as an Exhibit to the Registrant's Form 10-KSB dated for the year ended February 29, 1996 incorporated herein by reference