Form 10QSB
period 1997-05-31
CYCLO3PSS CORP
filed 1997-07-16
CIK 895319

------------------------------------------------------------------------------


                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                          FOR THE QUARTER ENDED MAY 31, 1997

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



Common Stock outstanding at July 14, 1997 - 12,798,340 shares of $.001 par value Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE: NONE

 -------------------------------------------------------------------------

                                       FORM 10-QSB

                             Financial Statements and Schedules
                                    CyclO3PSS Corporation

                             For Three Months Ended May 31, 1997

       The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                               PART I - FINANCIAL INFORMATION

                                                                Page of
                                                               Form 10-Q
   Item 1. Financial  Statements

           Consolidated Balance Sheets.................................3
           Consolidated Statements of Operations.......................5
           Consolidated Statements of Cash Flow........................6
           Notes to Consolidated Financial Statements..................7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............12

                            PART II - OTHER INFORMATION

   Item 1. Legal Proceedings .........................................16

      Item 2Changes in Securities.....................................16

      Item 3Defaults Upon Senior Securities...........................16

      Item 4Submission of Matters to a Vote of Security Holders.......16

      Item 5Other Information.........................................16

      Item 6(a)Exhibits...............................................16

      Item 6(b)Reports on Form 8-K....................................16

CYCLO3PSS CORPORATION
Consolidated Balance Sheets
-------------------------------------------------------------------------------
(UNAUDITED)




                                                      May 31      February 28
                                                       1997           1997
                                                   ------------ --------------
  Assets

   Current assets:

      Cash                                          $821,355     $1,275,636
      Accounts receivable, less allowance for
        doubtful accounts of $2,000 at May 31,
        1997 and  February 28, 1997                  219,763         97,605
      Inventories                                    115,282        100,584
      Prepaid expenses                               154,741        102,815
                                                   ________________________
  Total current assets                             1,311,141      1,576,640

  Property and equipment, net                        335,809        370,994

  Other assets:
      Goodwill, net                                  483,253        540,375
      Acquired patents, net                          400,627        411,187
      Developed patents and other, net               123,675        125,650

                                                  _________________________
                                                  $2,654,505     $3,024,846
                                                  =========================

   CYCLO3PSS CORPORATION
   Consolidated Balance Sheets (continued)
   (UNAUDITED)
                --------------------------------------------------------------



                                                       May 31      February 28
                                                        1997           1997
                                                    ------------ --------------
   Liabilities and Stockholders' Equity

  Current liabilities:
      Accounts payable                                 $141,040       $108,619
      Accrued liabilities                                90,620        135,190
      Current portion of capital lease obligations       27,156         26,120

                                                      ___________  ____________
  Total current liabilities                             258,816        269,929

   Long-term debt obligations                         1,156,000      1,156,000
   Interest payable on long-term debt obligation        186,410        151,730
   Long-term portion of capital lease obligations        30,303         37,356

  Commitments and contingencies

   Stockholders' equity:
    Preferred stock:
     Preferred stock issuable in series: par value $.01,
      4,500,000 authorized:
      Series "A" convertible preferred stock; 356,638
       shares authorized; 356,638 shares issued and
       outstanding                                          356            356
      Series "B" convertible preferred stock; 30,000
       shares authorized; 1,932 shares issued and
       outstanding                                           19             19
     Class "A" preferred stock, par value $.01; 500,000
       shares authorized; none issued or outstanding         --             --
     Common stock, par value $.001; 55,000,000 shares
       authorized; 12,793,340 shares issued at February
       28, 1997                                          12,798         12,793
      Additional paid-in capital                     13,567,383     13,546,195
      Accumulated deficit                           (11,972,035)   (11,479,987)
      Deferred compensation                             (84,000)      (168,000)
      Less treasury stock, 264,000 common shares at
        cost                                           (501,545)      (501,545)
                                                   ____________________________
      Total stockholders' equity                      1,015,923      1,409,831
                                                   ____________________________
                                                     $2,654,505     $3,024,846
                                                   ============================


   See accompanying notes to consolidated financial statements

   CYCLO3PSS CORPORATION
   Consolidated Statements of Operations
   ----------------------------------------------------------------------------
   (UNAUDITED)


                                                     For the three months ended
                                                              May 31,
                                                        1997           1996
                                                   -------------- -------------

   Net Revenues                                        $302,391       $94,172

   Costs and expenses:
      Cost of sales                                     245,191        115,610
      Research and development                           77,865        234,271
      Selling and marketing                              47,452         51,019
      General and administrative                        271,107        314,875
      Depreciation and amortization                     108,830        116,772
                                                    ___________________________
                Total Expenses                          750,445        832,547

  Loss from operations                                 (448,054)      (738,375)

  Interest income                                        14,212          2,104
  Interest expense                                      (58,206)       (53,844)
                                                    ___________________________
  Net loss                                             (492,048)      (790,115)
   Preferred stock dividends                            (38,958)          -
                                                    ___________________________
   Net loss applicable to common stock                $(531,006)     $(790,115)
                                                    ===========================
   Net loss per common share
                                                           (.04)          (.08)
                                                    ===========================

    Weighted average number of common shares
     issued and outstanding                          12,821,875      10,493,520
                                                    ===========================









   See accompanying notes to consolidated financial statements

   CYCLO3PSS CORPORATION
   Consolidated Statements of Cash Flow
   (UNAUDITED)
-------------------------------------------------------------------------------


                                                                          For the three months ended
                                                                                     May 31,
                                                                              1997            1996
                                                                       --------------------------------

  Cash flows from operating activities:
      Net loss                                                             $(492,048)     $(790,115)
      Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                           108,830        116,772
     Accrued interest on convertible debt issuance                            34,680         34,707
     Issuance of warrant with convertible debt                                21,193         16,400
             Common stock issued for services                                 84,000            -
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                           (122,158)         1,280
       (Increase) decrease in inventories                                    (14,698)       111,543
       (Increase) decrease in prepaid expense                                (51,926)        32,638
       Decrease in accounts payable and accrued liabilities                  (12,149)       (71,822)
       Increase in deferred revenue                                              -           87,500
                                                                          _____________________________
  Net cash used in operating activities                                     (444,276)      (461,097)
                                                                          _____________________________

  Cash flows from investing activities:
      Purchase of property and equipment                                      (3,988)             0
                                                                           ____________________________
  Net cash used in investing activities                                       (3,988)             0
                                                                           ____________________________

  Cash flows from financing activities:
      Proceeds from issuance of common stock                                    0               354
      Proceeds from issuance of convertible debt obligations                    0           351,000
      Principal payments under capital lease obligations                      (6,017)        (3,855)
                                                                          -----------------------------
  Net cash used in (provided by) financing activities                         (6,017)       347,499
                                                                          -----------------------------
  Net decrease in cash                                                      (454,281)      (113,598)

  Cash at beginning of period                                              1,275,636        252,113
                                                                          -----------------------------
  Cash at end of period                                                     $821,355       $138,515
                                                                          =============================






   See accompanying notes to consolidated financial statements.

                 CYCLO3PSS CORPORATION
   Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------



   1.  Summary of Significant Accounting Policies


   Financial Statements

   The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The balance sheet at February 28, 1997 represents the Company's audited consolidated balance sheet at that date.

   In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of CyclO3PSS Corporation ("Company") as of May 31, 1997, and the results of its operations and its cash flows for the interim periods ended May 31, 1997 and May 31, 1996. The operating results for the interim periods are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended February 28, 1997.

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

   CYCLO3PSS CORPORATION
   Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   1.  Summary of Significant Accounting Policies (continued)

   Cash and Cash Equivalents

   Cash equivalents consist primarily of short term investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition. The carrying amount of cash and cash equivalents reported on the balance sheets approximates their fair value.

   Inventories

   Inventories consist of raw materials and work-in-process and are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. Currently, inventory of $115,282 and $100,584 consists of raw materials only, as of May 31, 1997 and February 28, 1997 respectively.

   Property & Equipment

   Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Depreciation expense was $39,172 and $43,187 for the three months ended May 31, 1997 and 1996 respectively.

   Stock Options

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-based Compensation" (SFAS 123). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Other Assets

   Other assets consist primarily of goodwill and acquired patents which are recorded at the lower of cost or their net realizable value. Goodwill is amortized over five years. Acquired and developed patents are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining life of the patent. Amortization expense was $69,658 and $73,585 for the three months ended May 31, 1997 and 1996 respectively. The Company periodically reviews the recoverability of these intangible assets in order to record them at their net realizable value.

   CYCLO3PSS CORPORATION
   Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   1.  Summary of Significant Accounting Policies (continued)

   Revenue Recognition

   Revenue is recognized upon shipment, or in case of washing and laundry system, it is recognized in part on receipt of an order and the corresponding first progress payment, upon shipment and upon completion of installation, as outlined in each individual contract.

   Net Loss per Common Share

   Net loss per common share is calculated after deduction of preferred stock dividends divided by the weighted average number of shares of common stock issued and outstanding during the period. Loss per common share for preferred stock dividends was immaterial (less than one cent per share). Common stock equivalents are not included in the computation as their effect would be anti-dilutive.

   New Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to be material since common stock equivalents are dilutive based on the Company's anticipated losses.

   2.  Basis of Presentation

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at February 28, 1997 of $11,479,987 and $11,972,035 at May 31, 1997, and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

   The net loss for the year ended February 28, 1997 was $2,957,744 and $492,048 for the three months ended May 31, 1997. To date, the Company has funded its operations through the issuances of common and preferred stock. The Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to raise additional financing.

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

   CYCLO3PSS CORPORATION
   Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------



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

   At May 31,  1997,  the  Company had issued  $1,226,000  in  convertible  debt
   (described above) to the Company's directors or major stockholders, with maturities between December 1998 and February 1999. Interest expense of $34,680, which is included in interest payable on long-term debt obligations, was recorded for the three months ended May 31, 1997.

   The carrying amount of long-term debt approximates fair value. The fair value of the Company's long-term debt was estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of debt arrangements.


   4. Stockholders' Equity

   Preferred Stock

   On May 30, 1996 the Board of Directors authorized for issuance 30,000 shares of Series "B" convertible preferred stock with a $0.01 par value and a stated value of $1,000 per share. The shares provide for payment of cumulative dividends at 8% annually, paid in cash or stock at the Company's option. As of May 31, 1997, 3,170 shares of Series "B" convertible preferred stock have been issued for net proceeds of $2,755,000 after issuance costs of $415,000. The Company also recorded the required 8% dividend in additional preferred stock, rather than cash.

   CYCLO3PSS CORPORATION
   Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   4. Stockholders' Equity (Continued)

   During the three months ended May 31, 1997, 3 shares of Series "B" convertible preferred stock were converted to approximately 4,900 common shares. Defferred compensation for three months ened May 31, 1997 decreased to $84,000 from $168,000 for the year ended February 28, 1997, due to recognition of certain deferred compensation expense as consulting fees.

   5. Contingencies

   The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes, based on advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows. These matters are described in the Company's Form 10-KSB for the year ended February 28, 1997.


























                                 PART I - ITEM 2

                       MANAGEMENTS DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   General

     The Company has been involved in research and development and marketing several products since 1987. From the period since reactivation (March 2, 1987) to May 31, 1997, the Company had incurred a cumulative net loss of $11,972,035. The Company expects to continue to incur losses into the next fiscal year. The Company's current cash assets may not be sufficient to fund its long term operations and the Company may need to generate positive cash flow from operations or raise additional debt or equity capital in order to fund its operation in future. There can be no assurance that the Company will be able to obtain additional capital to fund operations in the future. The Company's financial position is discussed further below.

     The Company's future operating results will depend on many factors, including acceptance of the Company's laundry technologies, systems, equipment and attendant products in the various markets for the Company's products and the timing of FDA marketing clearance, if received, for the Company's medical sterilization and disinfection products, which require such clearance, and the demand for such products at that time. Additional factors include the Company's ability to manufacture and market its products on a cost-effective basis, the level of competition which it encounters in its various marketplaces, the ability of the Company to develop product enhancements and new products in order to achieve and maintain market share, and its ability to obtain adequate financing.

   Results of Operations

     The Company's revenues were $302,391 for the three months ended May 31, 1997, and $94,172 for the three months ended May 31, 1996. Two of the Company's wholly owned subsidiaries are currently contributing to the Company's revenues, CyclO3PSS Textile Systems, Inc. ("CTS") and CyclO3PSS Biochemical Corporation
(CBC). The Company's gross margin for the three months ended May 31, 1997 was $57,200 compared to $(21,438) for the three months ended May 31, 1996. This significant increase in gross margin is attributable to increased sales of CTS due to increasing acceptance of its technologies by its customers, and increased sales of CBC due to increasing interest in and use of its products and services by medical researchers and chemical suppliers and CBC's reputation for quality.
 .

     Research and development expenditures were $77,865 for the three months ended May 31, 1997, and $234,271 for the three months ended May 31, 1996. Although research and development expenses have been reduced tremendously, management sees no continued overall reduction of these expenses. Research and development costs are expected to increase due to anticipated redesign efforts on the Company's laundry products and medical sterilization and disinfection products.

     The Company incurred general and administrative expenses of $271,107 for the three months ended May 31, 1997, compared to $314,875 for the three months ended May 31, 1996. This decrease is due to management's decision to take aggressive steps to reduce current monthly expenses, even with a slight increase in staffing. At quarter end May 31, 1997, the Company had 24 full time employees, compared to 19 full time employees at quarter end May 31, 1996. As the Company completes development on certain products and prepares for commercialization, the human resource requirements of the Company will change.

     The Company incurred selling and marketing expenses of $47,452 for the three months ended May 31, 1997, compared to $51,019 for the three months ended May 31, 1996. This decreased expense is attributable to significant re-use of previously prepared sales and marketing materials. The Company anticipates that marketing expenses will increase significantly in the fiscal year ending February 28, 1998 due to the hiring and training of additional marketing and sales personnel for the textiles operations (CTS) and the attendant costs related to their endeavors. The Company also anticipates increasing its direct marketing efforts to potential customers of CBC.

     For the three months ended May 31, 1997, the Company had interest income of $14,212 as compared to interest income for the three months ended May 31, 1996, of $2,104. This increase was due to an increase in the amount of cash on hand. The Company incurred $58,206 in interest expense for the three months ended May 31, 1997 including $2,313 attributable to equipment leasing arrangements, $34,700 in interest accrued on long-term debt, and $21,193 in interest on warrants accrued, in conjunction with the convertible debt offering (see discussion below under Liquidity and Capital Resources in regards to this debt offering). The Company anticipates that this amount will continue to increase due to the convertible debt currently being recorded.

     The Company's net loss for the three months ended May 31, 1997 was $492,048, as compared to $790,115 for the three months ended May 31, 1996. The Company anticipates that it will operate at a loss for the year ended February 28, 1998. However, it is anticipated that the losses will continue to decrease as the revenues of CTS and CBC continue to increase.

   Liquidity and Capital Resources

     Management is aggressively exploring additional financing for the ongoing operations of the Company and has entered into an investment banking agreement with Southwest Securities Group. There are no assurances that the efforts to locate and secure additional financing will be successful, and the failure to secure this financing would substantially alter the management's assumptions as presented heretofore and in the remainder of this section.

     Cash used in operating activities was $444,276 for the three months ended May 31, 1997, compared to $461,097 for the three months ended May 31, 1996. Cash used for the three months ended May 31, 1997 was comprised of cash on hand and collections of accounts receivable, which is comprised of VAC sales and service from CyclO3PSS Textile Systems, Inc. and contract development and chemical compound sales from CyclO3PSS Biochemical Corporation.

     No Cash was provided from issuance of convertible debt for the three months ended May 31, 1997, compared to $351,000 for the three months ended May 31, 1996.

     Total assets decreased to $2,654,505 for the three months ended May 31, 1997 from $3,024,846 for the year ended February 28, 1997, primarily due to the decrease in the Company's cash, which was the result of continued losses from operations.

     Total current liabilities decreased slightly to $258,816 for the three months ended May 31, 1997 from $269,929 for the year ended February 28, 1997. All of the Company's current liabilities at May 31, 1997 were attributed to accounts payable, accrued liabilities, and the current portion of certain capital equipment leases. Long term liabilities increased to $1,379,766 for the three months ended May 31, 1997 from $1,345,086 for the year ended February 28, 1997. Of the total, $1,342,410 represents principal and interest on debt generated from the Company's offering of convertible debt instruments. The additional $30,303 represents the long term portion of leases payable for certain leased equipment, compared to $37,356 for the year ended February 28, 1997.

   Plan of Operation

   The plan of operation during the next twelve (12) months includes the following:

1.   Aggressively  market the Company's Ozone Laundry Systems initially,  to the
     Healthcare   market  and  then  the  commercial   and  Industrial   Laundry
     marketplaces.

2. Continue testing and validation and initiate sales and installation of the Company's Healthcare Ozone Laundry Systems with healthcare providers in the United States and Internationally.

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


6. Produce data and design elements in support of desired labeling claims for FDA officials reviewing the Company's 510(k) Premarket Notification for the STER-O3- ZONE 100TM.

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

   The Company had 24 full time and 4 part-time employees as of the year ended February 28, 1997. The Company anticipates that no more than six additional employees will be hired during the next twelve months, and then, only as the market acceptance of the Company's textile systems accelerates. It is anticipated that general and administrative expenses would not increase by more than $200,000 on an annualized basis as a result of any such increase in employees.

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

   From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The private Securities litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

     1.   Market acceptance of the Company's products;

     2.   Obtaining additional operating capital in the form of debt or equity;

     3.   The existence of an orderly market in the Company's securities; and

     4.   Increased sales of the various products of the Company.

   PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. At the regular board of directors meeting held on May 30, 1997, William R. Stoddard was unanimously elected to the position of Chief Executive Officer (CEO), replacing John Williams who had indicated his intention to resign due to health related reasons. William Stoddard's election as CEO was effective June 15, 1997. John Williams remains as chairman of the board and will continue to be employed by the Company to ensure continuity and a smooth transition.

Item 6. Exhibits. None.






                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CYCLO3PSS CORPORATION


   Date:  July 14, 1997                   By/s/ William R. Stoddard
                                          --------------------------------
                                          William R. Stoddard
                                          Chief Executive Officer
                                          President
                                          Principal Executive Officer



   Date:  July 14, 1997                   By/s/ Mondis Nkoy
                                          --------------------------------
                                          Mondis Nkoy
                                          Controller, Corporate Secretary
                                          Principal Financial Officer