Form 10QSB
period 1997-08-31
CYCLO3PSS CORP
filed 1997-10-16
CIK 895319

------------------------------------------------------------------------------


                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED AUGUST 31, 1997

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

       Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ___.



Common Stock outstanding at October 14, 1997 - 13,930,437 shares of $.001 par value Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE: NONE

-------------------------------------------------------------------------------

                                       FORM 10-QSB

                             Financial Statements and Schedules
                                    Cyclo3PSS Corporation

                       For Three and Six Months Ended August 31, 1997

       The following financial statements of the registrant and its consolidated subsidiaries are submitted herewith:

                               PART I - FINANCIAL INFORMATION

                                                                    Page of
                                                                   Form 10-Q
   Item 1. Condensed Financial  Statements

           Condensed Consolidated Balance Sheets -
             August 31, 1997 and February 28, 1997.....................3
           Consolidated Statements of Operations --
             for the three months and six months ended August 31, 1997
             and 1996................................................. 5
           Consolidated Statements of Cash Flows --
             for the six months ended August 31, 1997 and 1996 ........7
           Notes to Consolidated Financial Statements..................8

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............11

                            PART II - OTHER INFORMATION

      Item 1. Legal Proceedings .......................................15

      Item 2. Changes in Securities....................................15

      Item 3. Defaults Upon Senior Securities..........................15

      Item 4. Submission of Matters to a Vote of Security Holders......15

      Item 5. Other Information........................................15

      Item 6. Exhibits.................................................15

CYCLO3PSS CORPORATION
Condensed Consolidated Balance Sheets
------------------------------------------------------------------------------




                                                     August 31     February 28
                                                        1997          1997
                                                   ------------ --------------
  Assets                                            (Unaudited)

   Current assets:

      Cash and cash equivalents                       $554,015     $1,275,636
      Accounts receivable, less allowance for
       doubtful accounts of $2,000 at
       August 31, 1997 and  February 28, 1997           83,387         97,605
      Inventories                                      129,253        100,584
      Prepaid expenses                                  64,750        102,815
                                                    ____________  ____________
   Total current assets                                831,405      1,576,640

   Property and equipment, net                          299,352       370,994

   Other assets:
      Goodwill, net                                     426,131       540,375
      Acquired patents, net                             390,065       411,187
      Developed patents and other, net                  124,780       125,650

                                                      $2,071,733   $3,024,846
                                                     ============ =============











   See accompanying notes to consolidated financial statements

CYCLO3PSS CORPORATION
Condensed Consolidated Balance Sheets (continued)
-------------------------------------------------------------------------


                                                  August 31,   February 28
                                                     1997          1997
                                                ------------ --------------
                                                 (Unaudited)
Liabilities and stockholders' equity

  Current liabilities:
      Accounts payable                               $93,154       $108,619
      Accrued liabilities                             84,883        135,190
      Current portion of capital lease obligations    26,986         26,120
  Total current liabilities                          205,023        269,929

   Long-term debt obligations                        240,000      1,156,000
   Interest payable on long-term debt obligations     46,660        151,730
   Long-term portion of capital lease obligations     25,055         37,356


  Commitments and contingencies

   Stockholders' equity:
    Preferred stock:
      Preferred stock issuable in series: par
        value $.01, 4,500,000 authorized:
          Series "A" convertible preferred stock;
           356,638 shares authorized; 356,638
           shares issued and outstanding                 356            356
          Series "B" convertible preferred stock;
           30,000 shares authorized; 1,932 shares
           issued and outstanding                         19             19
      Class "A" preferred stock, par value $.01;
        500,000 shares authorized; none issued or
        outstanding                                       --             --
      Common stock, par value $.001; 55,000,000 shares
          authorized; 13,888,770 issued at August 31,
          1997, 12,793,340 shares issued at
          February 28, 1997                           13,889         12,793
      Additional paid-in capital                  14,662,909     13,546,195
      Accumulated deficit                        (12,620,633)   (11,479,987)
      Deferred compensation                               --       (168,000)
      Less treasury stock, 264,000 common shares
       atcost                                       (501,545)      (501,545)
                                                  ____________________________
      Total stockholders' equity                   1,554,995      1,409,831
                                                  ____________________________
                                                   $2,071,733    $3,024,846
                                                  ============================

   See accompanying notes to consolidated financial statements

CYCLO3PSS CORPORATION
Consolidated Statements of Operations
-----------------------------------------------------------------------------
(UNAUDITED)


                                                   For the three months ended
                                                           August 31,
                                                        1997         1996
                                                 -------------- --------------

   Net Revenues                                     $249,228       $122,925

   Costs and expenses:
      Cost of sales                                  178,184         51,311
      Research and development                        74,159        166,676
      Selling and marketing                          116,822         33,384
      General and administrative                     386,760        257,028
      Depreciation and amortization                  108,328        116,883
                                                 -----------------------------
                Total expenses                       864,253        625,282

  Loss from operations                              (615,025)      (502,357)

  Interest income                                      9,279          9,520
  Interest expense                                   (42,852)       (39,449)

  Net loss                                          (648,598)      (532,286)
   Preferred stock dividends
   Net loss applicable to common stock               (38,958)          -
                                                  ____________________________
                                                   $(687,556)     $(532,286)
                                                  ============================

  Net loss per common share                             (.05)          (.05)
                                                  ============================
    Weighted average number of common shares
     issued and outstanding                        13,192,193     10,961,666
                                                  ============================






   See accompanying notes to consolidated financial statements

   CYCLO3PSS CORPORATION
   Consolidated Statements of Operations
   (UNAUDITED)

-----------------------------------------------------------------------------

                                                     For the six months ended
                                                          August 31, nded
                                                        1997           1996
              6                                  -------------- --------------

   Net Revenues                                        $551,619       $215,980

   Costs and expenses:
      Cost of sales                                     423,374        165,587
      Research and development                          152,023        400,947
      Selling and marketing                             164,274         84,621
      General and administrative                        657,867        571,191
      Depreciation and amortization                     217,159        234,377
                Total expenses                        1,614,697      1,456,723

  Loss from operations                               (1,063,078)    (1,240,743)

  Interest income                                        23,490         11,623
  Interest expense                                     (101,059)       (93,292)

  Net loss                                           (1,140,647)    (1,322,412)
   Preferred stock dividends                                                -
   Net loss applicable to common stock                  (77,916)   $(1,322,412)
                                                    $(1,218,563)


   Net loss per common share                              (.09)          (.12)


    Weighted average number of common shares
      issued and outstanding                         13,027,136     10,727,593
                                                  -----------------------------




---------------------------------------------------------------------------








   See accompanying notes to consolidated financial statements

   CYCLO3PSS CORPORATION
   Consolidated Statements of Cash Flow
   (UNAUDITED)
------------------------------------------------------------------------------



                                                     For the six months ended
                                                            August 31,
                                                        1997           1996
                                                -------------------------------
  Cash flows from operating activities
      Net loss                                    $(1,140,646)    $(1,322,412)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                    217,159         234,377
     Accrued interest on convertible debt issuance     69,360          71,487
     Accretion of convertible debt warrant             27,380          16,400
             Common stock issued for services         168,000             -
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable      14,218         (31,320)
       (Increase) decrease in inventories             (28,669)        112,916
       Decrease in prepaid expense                     38,065          24,417
       Decrease in accounts payable and accrued
        liabilities                                   (65,772)        (82,602)
       Increase in deferred revenue                       -            87,500
                                                    --------------------------
  Net cash used in operating activities              (700,905)       (889,237)
                                                    --------------------------
  Cash flows from investing activities
      Purchase of property and equipment and other
        assets                                         (9,281)        (12,028)
                                                    --------------------------
    Net cash used in investing activities              (9,281)        (12,028)
                                                    --------------------------

  Cash flows from financing activities
      Proceeds from issuance of common stock               -              354
       Proceeds from issuance of preferred stock           -        2,755,000
      Proceeds from issuance of convertible debt
       Obligations                                         -          351,000
       Principal payments under capital lease
        obligations                                   (11,435)         (4,039)
                                                    --------------------------
  Net cash used in (provided by) financing
     activities                                       (11,435)       3,102,315
                                                    --------------------------
  Net increase in cash                               (721,621)       2,201,050

  Cash and cash equivalents at beginning of period  1,275,636          252,113
                                                    --------------------------
  Cash and cash equivalents at end of period         $554,015       $2,453,163
                                                    ===========================
   Supplemental schedule of non-cash financing
    activities
      Conversion of long term debt obligations
       to common stock                               $916,000             -
      Conversion of interest payable on long term
       obligations to common stock                   $174,430             -

                                                    ===========================








   See accompanying notes to consolidated financial statements

                  CYCLO3PSS CORPORATION
   Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------



   1.  Summary of Significant Accounting Policies


   Financial Statements

   The accompanying unaudited condensed consolidated financial statements include the accounts of CyclO3PSS Corporation ("Company") and its subsidiaries, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods stated. The condensed consolidated balance sheet as of February 28, 1997 has been prepared from the audited consolidated financial statements of the Company.

   This report on Form 10-QSB should be read in conjunction with the Company's audited consolidated financial statements for the year ended February 28, 1997 and notes included therein. The results of operations for the quarter and six months ended August 31, 1997 are not necessarily indicative of results for the entire fiscal year ending February 28, 1998.

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



   New Accounting Pronouncements

   In 1997, the Financial Accounting Standards Board issued three new Statements, Statement No. 128, Earnings per Share, Statement No. 130, Reporting Comprehensive income and Statement No. 131, Disclosures about segments of an Enterprise and Related Information. As of August 31, 1997, these standards were either not effective or not yet adopted by the Company. Upon adoption of these standards, the impact is not expected to be material.

   CYCLO3PSS CORPORATION
   Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------



   2.  Basis of Presentation

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at February 28, 1997 and August 31, 1997 of $11,479,987 and $12,620,633 and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

   The net loss for the year ended February 28, 1997 and for the six months ended August 31, 1997 was $2,957,744 and $1,140,647 respectively. To date, the Company has funded its operations through the issuances of common and preferred stock. The Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to raise additional financing.

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

   3. Long-Term Debt

   During the year ended February 29, 1996, the Company's Board of Directors authorized the issuance of $3,000,000 in convertible debt to individual investors. Principal and interest are payable in full three years from the date of execution of each note. Interest accrues at 12% per year on the principal balance. The debt is secured by all the assets of the Company. The lender can convert all or a portion of its outstanding principal and interest into shares of common stock at $3.50 per share. Under the terms of the loan agreements, the Company will issue each lender a warrant to purchase 1,000 shares of the Company's common stock at a price of $4.00 per share for each $3,500 principal amount loaned to the Company. Each warrant is exercisable for a period of 5 years from the date of the closing of each loan. The Company issued $1,226,000 in convertible debt (described above) to the Company's directors or major stockholders, with maturities between December 1998 and February 1999.

    CYCLO3PSS CORPORATION
   Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   3. Long-Term Debt (continued)

   On August 29, 1997 the Company gave all holders of the Company's Convertible Promisory Notes an option to convert their current outstanding principal and interest into the Company's restricted common stock at a conversion price which is the higher of a) $1.00 per share or b) the average closing price for the ten days prior to date of conversion. Note holders continue to own the options which were received as part of the original purchase, but the exercise price was reduced to $2.00 per share for the Note Holders that converted. As of August 31, 1997, $916,000 of the long term debt obligations and $174,430 of the interest payable on long term debt obligations have been converted to 1,090,430 of the Company's restricted common stock which is restricted from sale for a period of 120 days from the date of conversion.


   4. Stockholders' Equity

   Preferred Stock

   During the six months ended August 31, 1997, 3 shares of Series "B" convertible preferred stock were converted to approximately 4,900 common shares. Deferred compensation of $168,000 for the year ended February 28, 1997 was recorded to general and administrative expense in the statement of operations for the six months ended August 31, 1997 for consulting fees.

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

   6. Subsequent Events

   Effective September 1, 1997 the Company entered into an Agreement and Plan of Merger with Textile Strategies, Inc. (TSI), a Florida Corporation and with its sole shareholder James A. Gross wherein TSI became a wholly-owned subsidiary of the Company. Pursuant to the Agreement the Company issued 41,667 of its newly issued and restricted common stock to Gross in exchange for 100% of the issued and outstanding shares of TSI.

   On October 2, 1997 the Company's wholly owned subsidiary, Cyclo3pss Biochemical Corporation and Foster Miller, Inc. a technology development firm based in Waltham, Massachusetts entered into an operating agreement and formed a Massachusetts Limited Liability Corporation ("LLC"), named Pyrogonn, Inc. to commercialize a proprietary high performance polymer system, which is a new, lightweight material that can be economically processed and is extremely strong and heat resistant. The partners believe the material will have applications in the aerospace industry.

                                 PART I - ITEM 2

                       MANAGEMENTS DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   General

   The Company has been involved in research and development and marketing several products since 1987, including the Ozo3-CleanTM System 2000 ozone washing system, VAC Soil Counting System, specialty organic chemicals and custom synthesis. From the period since reactivation (March 2, 1987) to August 31, 1997, the Company had incurred a cumulative net loss of $12,620,633. The Company expects to continue to incur losses into the next fiscal year. The Company's current cash assets may not be sufficient to fund its long term operations accordingly and the Company will need to either generate positive cash flow from operations or raise additional debt or equity capital in order to fund its operation in future and to meet the requirements to maintain its listing on NASAQ Small Cap market. There can be no assurance that the Company will be able to obtain additional capital to fund operations or maintain its NASDAQ listing in the future. The Company's financial position is discussed further below.

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

   Results of Operations

   The Company's revenues were $551,619 for the six months ended August 31, 1997, and $215,980 for the six months ended August 31, 1996. The revenues for the three months ended August 31, 1997 were $249,228 compared to $122,925 for the three months ended August 31, 1996. Two of the Company's wholly owned subsidiaries are currently contributing to the Company's revenues, CyclO3PSS Textile Systems, Inc. ("CTS") and CyclO3PSS Biochemical Corporation (CBC). The Company's gross margin for the six months ended August 31, 1997 was $128,245 compared to $50,393 for the six months ended August 31, 1996. This significant increase in gross margin is attributable to increased sales of CTS due to increasing acceptance of its technologies by its customers, and increased sales of CBC due to increasing interest in and use of its products and services by medical researchers and chemical suppliers and CBC's reputation for quality. .

   Research and development expenditures were $152,023 for the six months ended August 31, 1997, and $400,947 for the six months ended August 31, 1996. Research and development expenditures were $74,159 for the three months ended August 31, 1997, and $166,676 for the three months ended August 31, 1996. Although research and development expenses have been reduced, management sees no continued overall reduction of these expenses over the next fiscal year. Research and development costs are expected to increase due to anticipated redesign efforts on the Company's laundry products and medical sterilization and disinfection products.

   The Company incurred general and administrative expenses of $657,867 for the six months ended August 31, 1997, compared to $571,191 for the six months ended August 31, 1996. General and administrative expenses for the three months ended August 31, 1997 were $386,760 and $257,028 for the three months ended August 31, 1996. This increase is due primarily to the recognition of $168,000 in deferred compensation expense for consulting fees for the six months ended August 31, 1997. At quarter end August 31, 1997, the Company had 24 full time employees, compared to 19 full time employees at quarter end August 31, 1996. As the Company completes development on certain products and prepares for commercialization, the human resource requirements of the Company will increase.

   The Company incurred selling and marketing expenses of $164,274 for the six months ended August 31, 1997, compared to $84,621 for the six months ended August 31, 1996. The selling and marketing expenses for the three months ended August 31, 1997 were $116,822 compared to $33,384 for the three months ended August 31, 1996. This increased expense is due to additional marketing and sales efforts for the textiles operations (CTS) and the attendant costs related to trade shows such as the Clean Show 97 for the textile industry and AAMI for medical and healthcare industries.

   For the six months ended August 31, 1997, the Company had interest income of $23,490 compared to interest income for the six months ended August 31, 1996, of $11,623. The interest income for the three months ended August 31, 1997 was $9,279 compared to $9,520 for the three months ended August 31, 1996. This increase was due to an increase in the amount of cash on hand for the six months ended August 31, 1997 compared to 1996. The Company incurred $101,059 in interest expense for the six months ended August 31, 1997 including $4,319 attributable to equipment leasing arrangements, $69,360 in interest accrued on long-term debt, and $27,380 in interest on warrants accrued, in conjunction with the convertible debt offering (see discussion below under Liquidity and Capital Resources in regards to this debt offering). The Company anticipates that interest expense will decrease due to the conversion of most of the convertible debt to common stock as of August 31, 1997.

   The Company's net loss for the six months ended August 31, 1997 was $1,140,647, as compared to $1,322,412 for the six months ended August 31, 1996. The Company's net loss for the three months ended August 31, 1997 was $648,598 as compared to $532,286 for the three months ended August 31, 1996. The Company anticipates that it will operate at a loss for the year ended February 28, 1998. However, it is anticipated that the losses will continue to decrease as the revenues of CTS and CBC continue to increase.

   Liquidity and Capital Resources

   Management is aggressively exploring additional financing for the ongoing operations of the Company and has entered into an engagement agreement with First Financial Investment Securities, Inc., a registered broker dealer firm with headquarters in Austin, Texas and an affiliate and correspondent to Southwest Securities Group. There are no assurances that the efforts to locate and secure additional financing will be successful, and the failure to secure this financing would substantially alter the management's assumptions as presented heretofore and in the remainder of this section.

   Cash used in operating activities was $700,905 for the six months ended August 31, 1997, compared to $889,237 for the six months ended August 31, 1996. Cash used for the six months ended August 31, 1997 was comprised of cash on hand and collections of accounts receivable, which is comprised of VAC soil counting sales, healthcare washing systems sales and service from CyclO3PSS Textile Systems, Inc. and contract development and chemical compound sales from CyclO3PSS Biochemical Corporation.

   No cash was provided from issuance of common stock, preferred stock or convertible debt for the six months ended August 31, 1997, compared to $354 from issuance of common stock, $2,755,000 from issuance of preferred stock and $351,000 from issuance of convertible debt for the six months ended August 31, 1996.

   Total assets decreased to $2,071,733 at August 31, 1997 from $3,024,846 at February 28, 1997, primarily due to the decrease in the Company's cash, which was the result of continued losses from operations.


   Plan of Operation

   The plan of operation during the next twelve (12) months includes the following:

      1.    Aggressively  market  the  Company's  Ozone  Laundry  Systems to the
            Health care market and the commercial and Industrial Laundry marketplaces.

      2. Continue research and development, testing and implementation of ozone systems for the food processing industries. Ozone was recently given the status of "generally regarded as safe" or "GRAS" by FDA.

      3. Continue testing and validation and initiate sales and installation of the Company's Health care Ozone Laundry Systems with Health care providers in the United States and Internationally.

      4. Complete design and development and embark upon marketing of the Company's Ozone Laundry Systems for institutional users such as hotels, resorts, prisons, etc.

      5. Continue to increase marketing, sales and installation of the Company's VAC laundry counting and sorting systems to commercial, industrial, institutional and Health care customers.

      6.    Complete   validation  testing  of  the  Company's  liquid  chemical
            sterilant, SterOxTM, preparatory to completion of a licensing agreement with an established medical product manufacturing/marketing company and/or preparation and submission of a 510(k) Premarket Notification to the FDA.

      7. Produce data and design elements in support of desired labeling claims for FDA officials reviewing the Company's 510(k) Premarket Notification for the STER- O3-ZONE 100TM.

      8. Continued development of products and enhancements for the Company's textile operations.

      9. Increased marketing and continued growth of contract research and development within the BioChemical group and the ongoing manufacture and sales of their current and future products.

      10. Engage brokerage firms to assist the Company in more effectively marketing its shares to the investing public, including the
            preparation   of  an  analyst   report  on  the   Company   and  its
            technologies.

      11 Seek additional capital. With additional financing in place, there may be additional diversification of the Company's business activities through future acquisitions or product development. Company has entered into an engagement agreement with First Financial Investment Securities, Inc., a registered broker dealer firm with headquarters in Austin, Texas.

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

      The Company had 24 full time and 2 part-time employees as of August 31, 1997. The Company anticipates that no more than six additional employees will be hired during the next twelve months, and then, only as the market acceptance of the Company's textile systems accelerates. It is anticipated that general and administrative expenses would not increase by more than $200,000 on an annualized basis as a result of any such increase in employees.

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

3. The ability to achieve and maintain the requirements necessary to continue listing of its shares on the NASDAQ Small Cap market, where they are currently listed. A loss of such listing would negatively impact the existence of an orderly market in the Company's securities; and

4.   Increased sales of the various products of the Company.


   PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings.None.

      Item 2.     Changes in Securities.
                  On August 29, 1997 the Company gave all holders of the Company's Convertible Promisory Notes an option to convert their current outstanding principal and interest into the Company's restricted common stock at a conversion price which is the higher of a) $1.00 per share or b) the average closing price for the ten days prior to date of conversion. Note holders continue to own the options which were received as part of the original purchase, but the exercise price was reduced to $2.00 per share for the Note Holders that converted. As of August 31, 1997, $916,000 of the long term debt obligations and $174,430 of the interest payable on long term debt obligations have been converted to 1,090,430 of the Company's restricted common stock which is restricted from sale for a period of 120 days from the date of conversion.

      Item 3.     Defaults Upon Senior SecuritieNone.

      Item 4.     Submission of Matters to a Vote of Security HoldNone.

      Item 5.     Other Information.None

      Item 6.     Exhibits.   None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CYCLO3PSS CORPORATION


   Date: October 15, 1997                 By/s/ William R. Stoddard
                                          --------------------------
                                          William R. Stoddard
                                          Chief Executive Officer
                                          President
                                          Principal Executive Officer



   Date: October 15, 1997                 By/s/ Mondis Nkoy
                                          ----------------------------
                                          Mondis Nkoy
                                          Controller, Corporate Secretary
                                          Principal Financial Officer