Form 10QSB
period 1997-11-30
CYCLO3PSS CORP
filed 1998-01-15
CIK 895319

------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 30, 1997

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



Common Stock outstanding at January 14, 1998 - 15,145,868 shares of $.001 par value Common Stock.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

 ------------------------------------------------------------------------------

                           (This page intentionally left blank)

                                   FORM 10-QSB

                       Financial Statements and Schedules
                              CyclO3PSS Corporation

                For Three and Nine Months Ended November 30, 1997

     The following financial statements of the registrant and its consolidated subsidiaries are submitted herewith:

                         PART I - FINANCIAL INFORMATION

                                     Page of
                                                               Form 10-QSB
Item 1. Condensed Financial  Statements

Condensed Consolidated Balance Sheets -
 November 30, 1997 and February 28, 1997 ...........................4
Condensed Consolidated Statements of Operations --
 for the three and nine months ended November 30, 1997 and 1996.....6
Condensed Consolidated Statements of Cash Flows --
 for the nine months ended November 30, 1997 and 1996...............8
Notes to Condensed Consolidated Financial Statements..........................9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...............12


                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings ..........................................17

Item 2. Changes in Securities.......................................17

Item 3. Defaults Upon Senior Securities.............................17

Item 4. Submission of Matters to a Vote of Security Holders.........17

Item 5. Other Information...........................................17

Item 6. Exhibits....................................................17

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets
------------------------------------------------------------------------------




                                                  November 30    February 28
                                                     1997           1997
                                                 ------------- --------------
  Assets                                          (Unaudited)

   Current assets:

      Cash and cash equivalents                    $973,599     $1,275,636
      Accounts receivable, less allowance for
        doubtful accounts of $2,000 at
        November 30, 1997 and  February 28, 1997    460,812         97,605
      Inventories                                   198,659        100,584
      Prepaid expenses                               46,863        102,815
                                                ------------  --------------
  Total current assets                            1,679,933      1,576,640

  Property and equipment, net                       258,313        370,994

  Other assets:
      Goodwill, net                                 421,010        540,375
      Acquired patents, net                         379,502        411,187
      Developed patents and other, net              124,666        125,650
                                                ------------  --------------
                                                 $2,863,424     $3,024,846
                                                ============= ==============











   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets (continued)
------------------------------------------------------------------------------


                                                  November 30   February 28
                                                     1997           1997
                                               ----------------------------
                                                  (Unaudited)
  Liabilities and stockholders' equity

  Current liabilities:
      Accounts payable                              $464,726       $108,619
      Accrued liabilities                             83,792        135,190
      Current portion of capital lease obligations    25,531         26,120
                                                  --------------------------
  Total current liabilities                          574,049        269,929

   Long-term debt obligations                         33,764      1,156,000
   Long-term portion of capital lease obligations     19,175         37,356

   Commitments and contingencies

   Stockholders' equity:
    Preferred stock:
      Preferred stock issuable in series: par
        value $.01, 4,500,000 authorized:
          Series "A" convertible preferred stock;
              356,638 shares authorized; 356,638
              shares issued and outstanding              356           356
          Series "B" convertible preferred stock;
             30,000 shares authorized; 1,932
             shares issued and outstanding                19            19
      Class "A" preferred stock, par value $.01;
           500,000 shares authorized; none issued
           or outstanding                                 --            --
      Common stock, par value $.001; 55,000,000
        shares authorized; 15,145,868 issued at
        Nov. 30, 1997
      12,793,340 shares issued at February 28,
        1997                                          15,145         12,793
      Additional paid-in capital                  16,088,857     13,546,195
      Accumulated deficit                        (13,366,396)   (11,479,987)
      Deferred compensation                               --       (168,000)
      Less treasury stock, 264,000 common shares
        at cost                                     (501,545)      (501,545)
                                                 ----------------------------
      Total stockholders' equity                   2,236,436      1,409,831
                                                 ----------------------------
                                                  $2,863,424     $3,024,846
                                                =============================

   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Operations
   (UNAUDITED)

-----------------------------------------------------------------------------
                                                  For the three months ended
                                                       November 30, ed
                                                      1997           1996
                                                -----------------------------

   Net Revenues                                    $561,474        $48,101

   Costs and expenses:
      Cost of sales                                 505,465         47,524
      Research and development                       51,895        236,850
      Selling and marketing                          77,658         50,631
      General and administrative                    566,960        330,330
      Depreciation and amortization                 116,467        115,845
                                                 ----------------------------
                Total expenses                    1,318,445        781,180

  Loss from operations                             (756,969)      (733,079)

  Interest income                                    19,775         18,540
  Interest expense                                   (8,567)       (95,993)
                                                 ----------------------------

  Net loss                                         (745,761)      (810,532)
   Preferred stock dividends                        (38,534)          -
                                                 ----------------------------


   Net loss applicable to common stock            $(784,295)      $(810,532)
                                                 ============================

   Net loss per common share                          $(.06)         $(.07)
    Weighted average number of common shares     ============================

     issued and outstanding                       14,335,587     12,243,607
                                                 ============================










   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Operations
   (UNAUDITED)

-------------------------------------------------------------------------------

                                                     For the nine months ended
                                                         November 30, nded
                                                        1997           1996
                                                 ------------------------------

   Net Revenues                                      $1,113,093       $264,080

   Costs and expenses:
      Cost of sales                                     928,839        213,329
      Research and development                          203,918        637,798
      Selling and marketing                             241,932        135,034
      General and administrative                      1,224,828        901,514
      Depreciation and amortization                     333,626        350,217
                                                    ---------------------------
                Total expenses                        2,933,143      2,237,892

  Loss from operations                              (1,820,050)    (1,973,812)

  Interest income                                        43,266        30,154
  Interest expense                                    (109,625)      (189,285)
                                                    ---------------------------

  Net loss                                           (1,886,409)    (2,132,943)
   Preferred stock dividends
   Net loss applicable to common stock                (116,450)             -
                                                    ---------------------------
                                                    $(2,002,859)   $(2,132,943)
                                                    ===========================


   Net loss per common share                             $(.15)         $(.19)
                                                    ===========================


    Weighted average number of common shares
      issued and outstanding                         13,491,875     11,232,931
                                                    ===========================












   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Cash Flow
   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                       For the nine months ended
                                                                                  November  30,
                                                                       1997             1996
                                                                 ----------------------------------

  Cash flows from operating activities
      Net loss                                                     $(1,886,409)      $(2,132,943)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
     Depreciation and amortization                                     333,626           350,217
     Accrued interest on convertible debt issuance                     105,833           108,267
     Accretion of convertible debt warrant                              27,380            72,873
             Common stock issued for services                          168,000                 -
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                     (363,207)              508
       (Increase) decrease in inventories                              (98,075)          151,424
       (Increase) decrease in prepaid expense                           55,952           (31,211)
        Increase (decrease) in accounts payable and accrued
         liabilities                                                   338,473          (102,112)
       Increase in deferred revenue                                          -           120,000
                                                                 --------------------------------
  Net cash used in operating activities                             (1,318,427)       (1,462,977)
                                                                 --------------------------------

  Cash flows from investing activities
      Purchase of property and equipment and other assets              (29,840)          (10,483)
       Purchase of marketable securities              -        (1,306,815)
                                                                 --------------------------------
   Net cash used in investing activities                              (29,840)       (1,317,298)
                                                                 --------------------------------


  Cash flows from financing activities
      Proceeds from issuance of common stock                        1,065,000               277
       Proceeds from issuance of preferred stock                            -         2,755,000
       Proceeds from issuance of convertible debt obligations               -           351,000
       Principal payments under capital lease obligations             (18,770)           (9,802)
                                                                 --------------------------------
  Net cash provided by financing activities                         1,046,230         3,096,475
                                                                 --------------------------------

  Net (increase) decrease in cash and cash equivalents               (302,037)          316,200

  Cash and cash equivalents at beginning of period                  1,275,636           252,113
                                                                 --------------------------------

  Cash and cash equivalents at end of period                         $973,599          $568,313
                                                                 ================================

   Supplemental schedule of non-cash financing activities:
      Conversion of long term debt obligations to common stock      1,156,000              -
        Conversion of interest payable on long term debt
          obligation to common stock                                  257,563              -
      Capital lease obligations incurred for acquisition of
          property and equipment                                                         8,350
                                                                 ================================




See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------



   1.  Summary of Significant Accounting Policies


   Financial Statements

     The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The balance sheet at February 28, 1997 represents the Company's audited consolidated balance sheet at that date.

     In the opinion of management, the accompanying consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of CyclO3PSS Corporation ("Company") as of November 30, 1997, and the results of its operations and its cash flows for the three and nine month periods ended November 30, 1997 and 1996. The operating results for the interim periods are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the Company's audited condensed financial statements for the year ended February 28, 1997.

   Organization

     The Corporation was formed in Delaware in 1927. In 1990, the Corporation was reorganized as CyclO3PSS Medical Systems, Inc. In 1995, the Company changed its name to CyclO3PSS Corporation (the Company). The Company is engaged in the manufacture, sale and installation of ozone food processing products, ozone washing and laundry sorting and counting systems for commercial and institutional laundries, the manufacture and sale of specialty compounds and chemicals, and research and development of technologies for the sterilization and/or disinfection of surgical and medical instruments.


   New Accounting Pronouncements

     In  1997,  the  Financial  Accounting  Standards  Board  issued  three  new
Statements: Statement No. 128, Earnings per Share, Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. As of November 30, 1997, these standards were either not effective or not yet required to be adopted by the Company. Upon adoption of these standards, the impact is not expected to be material.

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   2.  Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at February 28, 1997 and November 30, 1997 of $11,479,987 and $13,366,396 and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

     The net loss for the year ended February 28, 1997 and for the nine months ended November 30, 1997 was $2,957,744 and $1,886,409 respectively. To date, the Company has funded its operations through the issuances of common and preferred stock. The Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to raise additional financing.

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

     The Company is attempting to improve these conditions by way of financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and product sales. Management believes that appropriate funding will be generated and future product sales will result from these opportunities and that the Company will continue operations through the next fiscal year.

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

CYCLO3PSS CORPORATION
Notes   to   Condensed Consolidated    Financial   Statements    (Unaudited)
------------------------------------------------------------------------------


   Long-Term Debt (continued)

     On August 29, 1997 the Company gave all holders of the Company's Convertible Promissory Notes an option to convert the outstanding principal and interest of outstanding notes into the Company's restricted common stock at a conversion price which is the higher of a) $1.00 per share or b) the average closing price for the ten days prior to date of conversion. Note holders continue to own the options which were received as part of the original purchase, but the option exercise price was reduced to $2.00 per share for the Note Holders that converted. As of November 30, 1997, all of the long term debt obligations and the interest payable on long term debt obligations have been converted to 1,305,852 shares of the Company's restricted common stock, which is restricted from sale for a period of 120 days from the date of conversion. The majority of the conversions took place between August 26, 1997 to August 31, 1997.

   4. Stockholders' Equity

   Preferred Stock

     During the nine months ended November 30, 1997, 3 shares of Series "B" convertible preferred stock were converted to approximately 4,900 common shares.

     Common stock in the amount of $336,000 was issued to a consultant for services to be performed. As such services related to one half of the agreement had not been performed as of February 28, 1997. The remaining cost was recorded as deferred compensation. Subsequently, upon performance of the service, the cost were recorded to general and administratie expense in the statement of operations for the nine months ended November 30, 1997.

   5. Contingencies

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes, based on advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows. These matters are described in the Company's Form 10-KB for the year ended February 28, 1997.

   6. Other Events

     Effective September 1, 1997 the Company entered into an Agreement and Plan of Merger with Textile Strategies, Inc. (TSI), a Florida Corporation and with its sole shareholder James A. Gross wherein TSI became a wholly-owned subsidiary of the Company. Pursuant to the Agreement the Company issued 41,667 of restricted common stock to Gross in exchange for 100% of the issued and outstanding shares of TSI.

     On October 2, 1997 the Company's wholly owned subsidiary, Cyclo3pss Biochemical Corporation and Foster Miller, Inc. a technology development firm based in Waltham, Massachusetts, entered into an operating agreement and formed a Massachusetts Limited Liability Corporation ("LLC"), named Pyrogonn, Inc. to commercialize a proprietary high-performance polymer, which is a new, lightweight material that can be economically processed and is extremely strong and heat resistant. The partners believe the material will have applications in the aerospace industry.

                                 PART I - ITEM 2

                       MANAGEMENTS DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   General

     The Company has been involved in research and development and marketing several products since 1987, including the Eco-PureTM food processing system, Ozo3-CleanTM System 2000 ozone washing system, VAC Soil Counting System, specialty organic chemicals and custom synthesis. From the period since reactivation (March 2, 1987) to November 30, 1997, the Company had incurred a cumulative net loss of $13,366,396. The Company expects to continue to incur losses into the next fiscal year. The Company's current cash assets may not be sufficient to fund its long term operations and accordingly the Company will need to either generate positive cash flow from operations or raise additional debt or equity capital in order to fund its future operation and to meet the requirements to maintain its listing on the NASDAQ Small Cap market. There can be no assurance that the Company will be able to obtain additional capital to fund operations or maintain its NASDAQ listing in the future. The Company's financial position is discussed further below.

     The Company's future operating results will depend on many factors, including acceptance of the Company's food processing technologies, laundry technologies, systems, equipment and attendant products in the various markets for the Company's products and the timing of FDA marketing clearance, if received, for the Company's medical sterilization and disinfection products, which require such clearance, and the demand for such products at that time. Additional factors include the Company's ability to manufacture and market its products on a cost-effective basis, the level of competition which it encounters in its various marketplaces, the ability of the Company to develop product enhancements and new products in order to achieve and maintain market share, and its ability to obtain adequate financing.

   Results of Operations

     The Company's revenues were $1,113,093 for the nine months ended November 30, 1997, and $264,080 for the nine months ended November 30, 1996, an increase of 421.4%. The revenues for the three months ended November 30, 1997 were $561,474 compared to $48,101 for the three months ended November 30, 1996, an increase of 1,167.2%. Two of the Company's wholly owned subsidiaries are currently contributing to the Company's revenues, CyclO3PSS Textile Systems, Inc. ("CTS") and CyclO3PSS Biochemical Corporation (CBC). The Company's gross margin for the nine months ended November 30, 1997 was $184,254 compared to $50,751 for the nine months ended November 30, 1996. This significant increase in gross margin is attributable to increased sales of CTS due to increasing acceptance of its technologies by its customers, and increased sales of CBC due to increasing interest in and use of its products and services by medical researchers and chemical suppliers and CBC's reputation for quality.

     In fact, Research and development expenditures were $203,918 for the nine months ended November 30, 1997, and $637,798 for the nine months ended November 30, 1996. Research and development expenditures were $51,895 for the three months ended November 30, 1997, and $236,850 for the three months ended November 30, 1996. The Company anticipates the research and development cost will continue to decrease, as ;more products are brought to market.

     The Company incurred general and administrative expenses of $1,224,827 for the nine months ended November 30, 1997, compared to $901,514 for the nine months ended November 30, 1996. General and administrative expenses for the three months ended November 30, 1997 were $566,958 and $330,330 for the three months ended November 30, 1996. This increase is due primarily to the recognition of $168,000 in deferred compensation expense for consulting fees for the nine months ended November 30, 1997. At quarter end November 30, 1997, the Company had 24 full time employees, compared to 19 full time employees at quarter end November 30, 1996. As the Company completes development of certain products and prepares for commercialization, the human resource requirements of the Company will increase.

     The Company incurred selling and marketing expenses of $241,932 for the nine months ended November 30, 1997, compared to $135,034 for the nine months ended November 30, 1996. The selling and marketing expenses for the three months ended November 30, 1997 were $77,658 compared to $50,631 for the three months ended November 30, 1996. This increased expense is due to additional marketing and sales efforts for the textiles operations (CTS) and the attendant costs related to trade shows such as the Clean Show 97 for the textile industry and AAMI for medical and health care industries.

     For the nine months ended November 30, 1997, the Company had interest income of $43,266 compared to interest income for the nine months ended November 30, 1996, of $30,154. The interest income for the three months ended November 30, 1997 was $19,775 compared to $18,540 for the three months ended November 30, 1996. This increase was due to an increase in the amount of cash on hand for the nine months ended November 30, 1997 compared to 1996. The Company incurred $109,625 in interest expense for the nine months ended November 30, 1997 including $33,599 attributable to equipment leasing arrangements and $76,026 in interest on long-term debt. The Company anticipates that interest expense will decrease due to the conversion of the convertible debt to common stock.

     The Company's net loss for the nine months ended November 30, 1997 was $1,886,409 as compared to $2,132,943 for the nine months ended November 30, 1996. The Company's net loss for the three months ended November 30, 1997 was $745,762 as compared to $810,532 for the three months ended November 30, 1996. The Company anticipates that it will operate at a loss for the year ended February 28, 1998. However, it is anticipated that the losses will start to decrease as the revenues of CTS and CBC continue to increase.

   Liquidity and Capital Resources

     The Company has successfully completed a private placement of $1,250,000 of units of common stock and redeemable warrants to purchase common stock with First Financial Investment

Securities, Inc., a registered broker dealer firm with headquarters in Austin, Texas, resulting in net proceeds to the Company of $1,065,000. This private placement was for a total of 1,000,000 units, at a price of $1.25 per unit. Each unit consists of one share of the Company's common stock, one redeemable class "A" Warrant entitling the holder to purchase one share of common stock at a price of $2.60 per share and one redeemable Class "B" Warrant entitling the holder to purchase one share of common stock at a price of $2.75 per share. Class "A" Warrants are redeemable by the Company at $.005 per Redeemable Warrant on 10 days prior written notice, provided that the average closing bid price of the Common Stock equals or exceeds $2.85 per share for 10 consecutive trading days ending within 10 days prior to the notice of redemption. Class "B" Warrants are redeemable by the Company at $.005 per Redeemable Warrant on 30 days prior written notice, provided that the average closing bid price of the Common Stock equals or exceeds $3.25 per share for 10 consecutive trading days ending within 10 days prior to the notice of redemption.

     Cash used in operating activities was $1,318,427 for the nine months ended November 30, 1997, compared to $1,462,977 for the nine months ended November 30, 1996. Cash used for the nine months ended November 30, 1997 was comprised of cash on hand and collections of accounts receivable, which is comprised of VAC soil counting sales, health care and ozone washing systems sales and service from CyclO3PSS Textile Systems, Inc. and contract development and chemical compound sales from CyclO3PSS Biochemical Corporation.

     The Company received $1,065,000 in cash from issuance of common stock during the nine months ended November 30, 1997, as described above, compared to $277 from issuance of common stock, $2,755,000 from issuance of preferred stock and $351,000 from issuance of convertible debt for the nine months ended November 30, 1996.

     Total assets decreased to $2,863,424 at November 30, 1997 from $3,024,846 at February 28, 1997, primarily due to the decrease in the Company's cash, which was the result of continued losses from operations.


   Plan of Operation

   The plan of operation during the next 12 months includes the following:

     1. Aggressively market the Company's Ozone Food Processing Systems, the ECO-PureTM , to the food processing market.

     2. Continue to market the Company's Ozone Laundry Systems to the Health care market and the commercial and Industrial Laundry marketplaces.

     3. Continue research and development, testing and implementation of ozone systems for the food processing industries. Ozone was recently given the status of "generally regarded as safe" or "GRAS" by the FDA.

     4. Continue testing and validation and initiate sales and installation of the Company's Health care Ozone Laundry Systems with Health care providers in the United States and Internationally.

     5. Complete design and development and embark upon marketing of the Company's Ozone Laundry Systems for institutional users such as hotels, resorts, prisons, etc.

     6. Continue to increase marketing,  sales and installation of the Company's
VAC  laundry   counting   and  sorting   systems  to   commercial,   industrial,
institutional and Health care customers.

     7. Complete validation testing of the Company's liquid chemical sterilant, SterOxTM, preparatory to completion of a licensing agreement with an established medical product manufacturing/marketing company and/or preparation and submission of a 510(k) Pre market Notification to the FDA.

     8. Produce data and design elements in support of desired labeling claims for FDA officials reviewing the Company's 510(k) Premarket Notification for the STER-O3- ZONE 100TM.

     9. Continued development of products and enhancements for the Company's textile operations.

     10. Increased marketing and continued growth of contract research and development within the BioChemical group and the ongoing manufacture and sales of their current and future products.

     11. Engage brokerage firms to assist the Company in more effectively marketing its shares to the investing public, including the preparation of an analyst report on the Company and its technologies.

     12. Seek additional capital. With additional financing in place, there may be additional diversification of the Company's business activities through future acquisitions or product development. The Company has entered into an engagement agreement with First Financial Investment Securities, Inc., a registered broker dealer firm with headquarters in Austin, Texas.

     Although the Company will be primarily engaged in the aggressive sales and support of its completed products, it anticipates that research and development expenses will be ongoing, and could range from $800,000 to $1,000,000 during the next twelve months in support and completion of key future products.

     The Company currently anticipates that its expenditures for equipment will range from $200,000 - $400,000 during the next twelve months based upon current manufacturing assumptions, assuming that the required financing is obtained and available.

     The Company had 24 full time and 2 part-time employees as of November 30, 1997. The Company anticipates that no more than six additional employees will be hired during the next twelve months, and then, only as the market acceptance of the Company's food processing and textile systems accelerates. It is anticipated that general and administrative expenses would not increase by more than $200,000 on an annualized basis as a result of any such increase in employees.

     The information set forth herein as to anticipated research and development costs, equipment purchases and increase in employees are management's best estimate based upon current plans. Actual expenditures may be greater or less than such estimates depending on many factors including, but not limited to the availability of new technologies, the completion or lack of completion of certain strategic alliances, and the timing and successful completion of the Company's stated requirements to acquire additional operating and growth capital.

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

3. The ability to achieve and maintain the requirements necessary to continue listing its shares on the NASDAQ Small Cap market, where they are currently listed. A loss of such listing would negatively impact the existence of an orderly market in the Company's securities; and

4.   Increased sales of the various products of the Company.

   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.See 10-KB for the year ended February 28, 1997.

     Item 2. Changes in Securities. On August 29, 1997 the Company gave all holders of the Company's Convertible Promissory Notes an option to convert their current outstanding principal and interest into the Company's restricted common stock at a conversion price which is the higher of a) $1.00 per share or b) the average closing price for the ten days prior to date of conversion. Note holders continued to own the options which were received as part of the original purchase, but the exercise price was reduced to $2.00 per share for the Note Holders that converted. As of November 30, 1997, all of the long term debt obligations and interest payable on long term debt obligations have been converted to 1,305,852 shares of the Company's restricted common stock which is restricted from sale for a period of 120 days from the date of conversion.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information.  None.

Item 6(a). Exhibits.   None.

Item 6(b). Reports on Form 8-K On November 5, 1997 the Company filed a Form 8-K to announce the closing of a private offering of its common stock and resignation of John M Williams as the Chairman of the Board of Directors and as a director of the Company.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CYCLO3PSS CORPORATION


   Date: January 14, 1998                 By:  /s/ William R. Stoddard
                                          ---------------------------------
                                          William R. Stoddard
                                          Chief Executive Officer
                                          President
                                          Principal Executive Officer



   Date: January 14, 1998                 By:   /s/ Mondis Nkoy
                                          ---------------------------------
                                          Mondis Nkoy
                                          Controller, Corporate Secretary
                                          Principal Financial Officer