Form 10KSB
period 1998-02-28
CYCLO3PSS CORP
filed 1998-06-01
CIK 895319

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998
                                      OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 0-22720

                            CYCLO3PSS CORPORATION
         (Name of Small Business Issuer as specified in its charter)

                Delaware                                       87-0455642
     (State or other jurisdiction of                         (I.R.S. Employer
    Incorporation or organization)                           Identification No.)

            3646 West 2100 South
            Salt Lake City, Utah                               84120-1202
    (Address of principal executive office                     (Zip Code)

        Issuer's telephone number, including area code: (801) 972-9090 Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
                          $.001 Par Value Common Stock

   Check  whether the Issuer (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes x  No
__ .

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

The Issuer's revenues for the fiscal year ended February 28, 1998 were
$1,205,105

   As of May 15, 1998, 16,746,668 shares of the Issuer's common stock were issued and outstanding of which 15,474,451 shares were held by non-affiliates. As of May 15, 1998, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by NASDAQ) was approximately $32,186,858

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

Forward-Looking and Cautionary Statements

    Certain statements contained in this 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to materially differ. These risks are discussed more fully elsewhere in this 10-KSB and in the Company's filings with the Securities and Exchange Commission, press releases and other communications.



PART 1

ITEM 1. Description of Business

General

    Cyclopss Corporation (the "Company") is primarily engaged in the design, manufacture, assembly, sales and installation of ozone application technologies and processes. The Company's principal technology provides an alternative to address food safety concerns and laundry disinfection and efficiency. Ozone technology is proven to reduce microbial counts on food products without the potential for the development of immunity or resistance by the organism. Ozone laundry systems enable users to reduce costs associated with labor, water, energy, chemical, textile replacement and wastewater. Cyclopss also markets sorting and counting systems to the laundry industry and manufactures and sells specialty chemicals. The Company holds patents for medical sterilization processes and plans to resume research and development activities in this field by the fiscal year 2000.


NOTE: Ozone is a gas that is created naturally in the atmosphere by ultraviolet light or lightning. In the process the oxygen molecule (O2) is split into two atoms of oxygen (O) that then combine with another oxygen molecule to form ozone molecule (O3). This is an unstable molecule which reverts to regular oxygen within a short time period. Ozone is one of the most powerful oxidants and deodorants known and can be created artificially and applied to beneficial use through a technological process.

   The Company has five wholly-owned subsidiaries:

                       Eco-Pure Food Safety Systems, Inc.
                         Cyclopss Textile Systems, Inc.

                         Cyclopss Medical Systems, Inc.
                        Cyclopss Biochemical Corporation
                        Cyclopss Wastewater Systems, Inc.


Eco-Pure Food Safety Systems, Inc.

   This subsidiary, formerly known as Cyclopss Food Processing Systems, Inc., develops, markets and installs Eco-Pure Food Safety Systems (the "Eco-Pure System") for food decontamination. In fiscal 1998, the Company developed technology to utilize ozone in small to large scale applications in both aqueous and gaseous forms. These applications can be applied to a broad spectrum of food products for disinfection purposes.

   During fiscal 1998, Americans witnessed the beginning of a food safety crisis. Two recent US Department of Agriculture estimates place some of the costs associated with food borne illness in the $5.5 billion to $22 billion per year range. Food processors, who have relied heavily on chlorination to decontaminate foods, are being forced to consider alternatives to chlorine and other toxic chemicals. The Company believes the Eco-Pure System offers a lower cost and more environmentally-friendly and consumer accepted form of decontamination than many other chemical treatments and irradiation.

   Management believes that sales generated from this division will come first from the produce industry. Produce is less encumbered with government regulations than are the poultry and red meat industries. Poultry and meat are regulated by the United States Department of Agriculture ("USDA") and its Food Safety Inspection Service ("FSIS") division. Pilot tests which validate the Eco-Pure system applications on meat and poultry are required by the USDA and FSIS. The Company is currently in the process of conducting tests on meat and poultry and will submit a protocol to the USDA/FSIS for approval during fiscal year 1999.

   The number of meat and poultry plants in the U.S. is 5,666; fresh fruit and vegetable facilities total 33,943, in the U.S. and Mexico. (Sources: FSIS for meat and poultry; The Packer and The Produce News for fruit and vegetable.) These 39,609 plant facilities represent the Company's primary target market. Other subsequent markets include food processors, (a $430 billion per year business) who process spices, grains, juices, soups, nuts and seafood and operate grocery chains and restaurants.

   The Company's sales plan includes internal and regional sales coverage as well as distributorships in markets where they prove to be more effective. As of May 15, 1998, one Eco-Pure sale has been made by the Company directly and no distributorships have been established. The Company believes that, in the near future, most sales of the Eco-Pure System will continue to be made directly by the Company's sales staff.

Cyclopss Textile Systems, Inc.

   The Company develops, markets and installs a number of different laundry products for commercial and institutional laundries. This subsidiary was born out of technology developed by the Company and its growth hastened by the acquisition of Intex Corporation in 1994.

   All laundry washing systems are marketed under the name Eco-Wash, formerly known as the OzO3-Clean laundry systems. These systems consist of 1) a large industrial ozone generator, 2) a distribution panel constructed to distribute ozone to individual washing machines within a laundry facility, 3) pumps, filters, and piping systems used to transport ozone and ozonated water within the laundry facility, and 4) PLC (Programmable Logic Controller) computer systems that control the functions of the ozone system. Additionally, the Company has installed ozone safety monitoring devices. These ozone-based textile washing systems dissolve soils on contact and require shorter wash cycles. Cost savings include reducing hot water requirements, eliminating chlorine, the reduction of other chemical usage, and extending the life of most fabrics.

   The Company also markets a non-ozone based sorting and counting technology known as the VAC Soil Counting System. This system is an automated and computerized means of sorting and counting incoming soiled textiles. The VAC system sorts, counts and conveys soiled textiles through the use of vacuums, a series of tubes, a computer terminal, infra-red sensors and holding bins. The system is designed to count the number of pieces of each type of laundry by customer, and provide the appropriate billing codes to the accounting department in order to maintain inventory control, work scheduling records, and billing requirements. The speed and accuracy of the vacuum system as opposed to manual counting and sorting improves overall work flow in the commercial laundry and provides a cleaner environment for processing soiled linen. It improves count accuracy, controls inventory, reduces labor costs and improves production.

   The U.S. market for Eco-Wash Systems is provided below:

                     # of Facilities
Hospitals                  7,404
Nursing Homes             39,744
Hotels/Motels             47,000
Commercial Laundries       7,163
Prisons                    4,190

                     Source: American Hospital Assn.,
                             Statistical Abstract of the US,
                             American Hotel & Motel Assn.,
                             Textile Rental Service Assn.. of American,
                             U.S. Dept. of Justice.

     The U.S. market for the VAC Soil Counting System includes only commercial laundries.

   The average installation of an Eco-Wash system costs $200,000 depending on the size and layout of the facility; the average cost for a VAC Soil Counting Station installation is $22,000 per station, depending again on size and layout of the facility. During fiscal 1998, the Company installed 12 VAC Soil Counting Stations and one Eco-Wash System.

   The Company continues development of the Eco-Save Water Reuse System which is designed to reuse water in commercial laundries. The Company believes this system will be launched in late fiscal 1999. Increased emphasis on water conservation and the cost for disposal of contaminated waste water will present an opportunity for the Company in this area.

   The Company was contracted to develop an eight-pound residential washing machine specifically for the Japanese market. The Company's Japanese distributor, NITI-ON, retains an exclusive distributorship with the Company for Japan and has the first right of refusal to distribute units to other Pacific Rim countries. The Company holds all proprietary rights to this product and distribution rights elsewhere in the world.

   The Company believes the products developed and marketed by this subsidiary will enjoy increased market potential in coming years due to:

* Competitive laundry markets will create a need for cost reduction and increased productivity;

*    Further  environmental  restrictions  placed on discharge water quality;

*    Increased  emphasis on sanitation and disinfection in the laundry industry;
     and

* Increased concern regarding environmental issues associated with the laundry industry.

   Currently, the Company is marketing its laundry systems in the U.S. market through an internal sales force. However, the Company is exploring the possibility of establishing distributorships on a regional basis. To date, no distributorships have been established. The Company has installed 15 ozone washing systems in major commercial laundries and 45 VAC Counting Systems throughout North America.


Cyclopss Medical Systems, Inc.

   The Company has developed technologies and products it believes may be effective alternatives to current methods of sterilizing medical instruments and devices. This subsidiary offers two product lines: Ster-O-Zone and Sterox. Ster-O-Zone is an ozone gas sterilizer and Sterox is a patented liquid sterilant/disinfectant.

   The Company spent six years researching, developing and constructing pre-production prototypes of the Ster-O-Zone unit. Research and development was suspended in fiscal 1998 due to budget constraints. The Company, on January 6, 1995, submitted a 510(k) Premarket Notification application to the Food & Drug Administration ("FDA"). The FDA has since accepted the application for review and has begun the customary process of requesting additional information for evaluation. The Company has complied with these requests and anticipates that it will be in a position to resume Ster-O-Zone development in fiscal 2000.

   The Company was awarded a patent on Sterox and anticipates further development and testing on this product in fiscal 2000. The Company is also considering the possibility of co-venturing the market development of Sterox with a strategic partner.

   The  Company   believes  that  certain   conditions  exist  which  create  an
opportunity for new alternatives to current sterilization methods:

* Increased public and professional concern regarding the transmission of infectious diseases;

* Increased utilization of endoscopic instruments for minimally invasive surgical procedures;

* Competitive situation in the healthcare industry will require increased cost containment and productivity;

* Increased decentralization of the delivery of patient care, including many procedures being performed in non-hospital facilities that do not have ready access to central sterilization services; and

* Greater environmental concern regarding the handling and disposal of toxic waste.


Cyclopss Biochemical Corporation

   In 1994, the Company acquired Chem BioChem Research, ("CBC") a specialty chemical company. This wholly-owned subsidiary has developed approximately 350 products for sale to commercial and research institutions and offers contract research and development services.

   Biochemical ended fiscal year 1998 with record sales for the second consecutive year. A key contributor to these sales is the continued production of a chemical for Applied Biosystems, a division of Perkin-Elmer Corporation. CBC developed a proprietary method for the manufacture of this product, and remains the sole source of this material.

     CBC concluded a year long project with Keystone Biomedical Corporation resulting in the development of a 28-step synthesis of a potential therapeutic agent. CBC also recently concluded a research project with TheraTech Inc. which lead to the development of a system with commercial therapeutic implications. Pyrogonn, a limited liability corporation, was established during the past fiscal year to commercialize a new high-performance aerospace polymer system which was co- developed with Foster-Miller Inc. It is hoped that this resin system will replace the industry standard, PMR-15, which is difficult to process and contains a carcinogenic chemical. Potential applications include jet engine parts, as well as aircraft and spacecraft structural components.
Research and development in this important area is progressing.

   The Biochemical division continues to market specialized chemicals and research and development services to scientists and chemical companies around the world. The staff recently met with Mr. Chip Lindgren of AG Scientific and Dr. John Snow of Calbiochem-Novabiochem International concerning further expansion of business opportunities. Both companies provide a wide array of chemical and biochemical products. Catalog sales to retail distributors and individual researchers continues to be a vital element of our business.

   The manufacturing facilities used by this subsidiary do not currently meet Good Laboratory Practices (GLP) or Good Manufacturing Practices (GMP); therefore, the chemical compounds produced therein are not sold for use in human trials or studies. Instead, most are sold through larger chemical distribution companies for research purposes only.


Research and Development Activities

   Cyclopss' marketing efforts and focus on supporting customer applications of its technology drive the research and development activities. Objectives of the ozone research are to demonstrate its efficacy and to determine the conditions for ozone's optimum application. Specialty chemical research is directed at synthesizing new products for catalog sales and proprietary products and procedures for specific customers.

   Ozone research is conducted on products provided by customers or acquired by Cyclopss that represent our market focus - food and laundry systems. For many projects, the Company has signed non-disclosure agreements with customers that prevent the Company from revealing their name, location, and, in some cases, their product. Some customers contract with the Company's staff for R&D projects that are more extensive in the quantity of tests or require special process simulation not already existing in the laboratories. In determining the efficacy of ozone, control samples are used to monitor the effect of ozone with respect to the current technologies, if any. Once the efficacy has been demonstrated, the ozone delivery process is optimized through the Company's research on compatible surfactant, water reuse, and process technologies, for example. The customer is presented with the research results and a proposal for a pilot project to be implemented in their facility, operated by their employees.

   Textile R&D continues to address textile bleaching, ozone system product design and Underwriter's Laboratory ("UL") approval, and VAC soil system product improvements. Working with a major textile manufacturer, the Company is conducting a study of ozone's efficacy to design and bleach cotton and cotton polyester fabrics in high volumes. Within the laundry industry, the Company is optimizing and standardizing the design of the ozone system and seeking UL approval for it. With the VAC systems the Company is developing methods of counting, and upgrading the control system and interface to the customer's information systems.

   Biochemical's R&D falls into three categories: establish product improvement; new product development; and contract R&D. The Company's staff routinely attempts to develop improvements in synthesis procedures of established products. New biochemical products appear nearly every day in the scientific community. The Company's goal is to recognize those with the highest commercial potential and to develop economically viable syntheses for these materials. Contract R&D is a major focus of Biochemical Corporation. These efforts include the design and implementation of synthesis strategies, revision and development of customer processes, and scale-up of reaction sequences.

   Cyclopss' R&D organization consists of a microbiologist, three organic chemists, and two ozone application engineers under the direction of the Vice President of Research and Development. Half of the staff earned their Ph.D.'s in physics or chemistry. During the fiscal year ended February 28, 1998 most of these employees' salaries were directed to cost of goods sold. The Company incurred research and development expenses of $244,282 and $816,941 during the fiscal years ended February 28, 1998 and February 28, 1997, respectively. The reduction in research and development expenses was due to the redirection of the Company's efforts from medical systems and initiation of effort in Eco-Pure Food Safety and Eco-Wash Systems.


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


Competition

   The Company's ozone-based food safety systems and laundry systems compete directly with chlorine and other chemical and physical treatments. Chlorine is used extensively throughout food processing and textile washing. However, scientific research demonstrates that chlorine is becoming less effective in destroying certain microorganisms, such as crytosporidium. Furthermore, extensive use of chlorine has caused ground water contamination in certain areas. Other competitive treatment methods in food are: irradiation, propylene oxide, ethylene oxide, methyl bromide, pasteurization and steam pasteurization.

   The Company's laundry products are also in competition with several small producers of ozone washing systems. These competitors include Tri-O-Clean Systems, Guestcare, and Envirozone. The Company believes that each of these competitors are also small, early stage enterprises. The Company believes that its research and development activities over the past eight years have gained it a competitive advantage in those markets targeted.

   The Company's specialty chemicals are unique products with limited markets and fragmented competition.


Proprietary Technology, Patents,  and Trademarks

   The Company has developed technologies which it believes will enable it to offer effective ozone laundry systems, as well as support product development in certain other applications. The Company's gas sterilization technology has been developed around an ozone generation technology patented and owned by CleanTech International, Inc., which was acquired by the Company in January 1994. Utilizing such ozone generation technology as the "core" for the Company's ozone products, the Company has developed technologies with various components and modules. The Company has and will continue to seek patent protection for various components, technologies and systems it develops when appropriate, and will attempt to protect other components, technologies and systems through trade secret protection.

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

   Patent Applications. To date, the Company has filed twelve patent applications with the United States Patent and Trademark Office. As of May 15, 1998, ten of these patents have been granted, one of the patents is still pending and one of the submissions has been denied by the Patent Office and the Company has determined not to resubmit such application. The patent submissions relate to various component parts or technologies used in the Company's sterilization, laundry products, food processing, and chemical compounds.





The ten patents granted and grant dates are identified as shown in the following list:

                                         Title               Grant Date

       1. Method for Producing Ethynylated Aromatic Compounds    05-12-1987
       2. Laundry Transfer and Counting Apparatus..........      07-18-1989
       3. Ozone Generator..................................      09-08-1992
       4. Ozone Sterilization System Secondary Safety Chamber    11-30-1993
       5. Limited Restriction Quick Disconnect Valve.......      01-25-1994
       6. Ozone Sterilization System Spent Agent Destruct. . . . 08-02-1994
       7. Ozone Sterilization Vapor Humidification Component     09-06-1994
       8. Fluid Chemical Biocide...........................      04-04-1995
       9. Laundry Ozone Injection System . . . . . . . . . . . . 05-06-1997
      10. Cold Water Ozone Disinfection................          11-30-1997

      Foreign patent proceedings, where applicable, have been initiated for patents that have been granted in the United States.

      The currently pending patent application is identified and dated as shown in the following list:

                        Title                                  Application Date

       1. Cold Water Wash Formula..........................      01-03-1996

   Trademarks. The Company has filed trademark applications with the United States Patent and Trademark Office for the trademarks "STER-03-ZONE(TM)", " Eco-Pure(TM)", "VAC(TM)", "Eco- Save(TM)", Eco-Wash(TM)". All of these applications have been allowed but the trademarks have not yet been issued. Other trademark applications such as "Retr-O-Zone(TM)", "Sterox(TM)", "Ozo-clean(TM)" and "Zono-chem(TM)" have been abandoned or rejected. Additional trademark applications have been submitted for the "Ozone For The EarthTM", "Eco-Pure(TM)" and ozone symbol for its marketing programs.

Corporate History

   The Company is based in Salt Lake City, Utah, and was incorporated in the State of Delaware on November 14, 1927, under the name Icthyol Oil & Refining Company. Between 1930 - 1987, the Company ceased active business operations. In 1987 through the third quarter of 1988, the Company tried to resume operations by affecting a merger with a privately-held company known as Sterile Process Corporation and the Company's name changed to Inter-Med International, Inc. By the end of 1988, the Company had exhausted all of its financial resources and again terminated operations. In April of 1990, majority investors of the then defunct company, asked a management group to assist the Company in securing financing to continue research and development work with ozone. In September of 1990, the Company's name changed to Cyclopss Medical Systems, Inc. and in 1995, the Company's name again changed to Cyclopss Corporation. The name "Cyclopss" stands for "Cycling Ozone Pressure Swing Sterilization." The Company's ticker symbol can be found on NASDAQ under "OZON".

   Originally, when the Company resumed operations in 1990, the Company's primary focus was medical sterilization. In 1995, a form 501(k) Premarket Notification for its Ster-O-Zone 100 system. This system is ozone-based and delivers a cool, dry, low pressure means of sterilizing expensive medical devices. Currently, certain modifications must be made to the Ster-O-Zone system in order to comply with the FDA's approval process. The Company will continue to further develop and conduct supporting documentation once it has sufficient financial resources to support this effort. The Company is now focusing its effort on its Eco-Pure system and its laundry systems products.


Employees

   The Company and its subsidiaries employed twenty-four full-time employees and three part-time employees as of May 15, 1998. None of the Company's employees are covered by a collective bargaining agreement.


ITEM 2. Properties

   The Company leases approximately 14,850 square feet of office and research laboratory space at 3646 West 2100 South, Salt Lake City, Utah 84120. The lease expires December 31, 1998 and requires monthly lease payments of $6,173. The Company has two, one-year options to renew the lease with a five percent (5%) rent increase. The Company's facilities are adequate for its current needs. In the event that the Company's business operations expand in the future, it anticipates that it will be able to find suitable additional facilities at competitive rates.

   In addition to the Salt Lake location, one of the Company's subsidiaries, Cyclopss Textile Systems, Inc. currently leases approximately 750 square feet of office space for a service and support office in Tucson, Arizona. The lease expires September 30, 1998 and requires minimum monthly lease payments of $250.


ITEM 3.  LEGAL PROCEEDINGS

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      An Annual Meeting of the Company's shareholders was held January 13, 1998. The Meeting was held to consider and vote upon election of directors and approval of auditors. The Company's shareholders took the following action at the Annual Meeting of Shareholders:

1.  Election of directors:

                        Votes for     Votes Against                    Abstain
William R. Stoddard     8,936,437         500                           20,460
Robert J. Wrigley       8,936,437         500                           20,460
Steve Sarich, Jr.       8,935,437       1,500                           20,460
John Herzog             8,936,437         500                           20,460
J. Bruce Baily          8,936,437         500                           20,460
Michael J. Lakis        2,784,532         -0-                             -0-


2. Approval of auditors:

                       Votes for     Votes Against                     Abstain
                        8,894,789      48,757                           13,851

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


                Year End           Year Ended             Through
             February 28 1997   February 28, 1998       May 15, 1998

               High    Low         High    Low           High    Low

First Quarter  $ 4.38  $ 2.63      $1.44   $.75          $2.56   $1.63
Second Quarter   2.88    0.75       1.03    .72
Third Quarter    1.03    0.63       3.75    .66
Fourth Quarter   1.31    0.69       2.63   1.00


Holders

      The number of holders of record of the Company's common stock as of May 15, 1998 was 375. The Company believes the actual number of beneficial shareholders exceeds 1,500. There are numerous shareholders that hold the Company's common stock in the "street name" of their various stock brokerage houses.


Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company has paid dividends in the form of stocks to convertible debt stock holders. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
            OPERATION

General

      Cyclopss Corporation is primarily engaged in ozone application technologies and processes. The Company's main product lines offer alternatives to food safety, particularly microbial reductions on meat, poultry, fruits and vegetables. Additional products offered by the Company enable manufacturers to eliminate microbial build-up in and on plant equipment of various food processors, while other ozone-related products marketed by the Company to commercial and institutional laundry markets enable users to reduce costs associated with labor, water, energy, chemicals, and wastewater disposal. The Company also markets an automated sorting and counting system.

      Other non-ozone based products offered by the Company include more than 350 specialty chemicals and compounds. The Company also has two medical sterilization products.

      Due to the demand for alternative disinfection systems for food safety and cost saving equipment for the commercial laundry markets, the Company shifted its focus from medical sterilization, which is encumbered by a lengthy and costly FDA approval process, to more immediate, less or non-encumbered target markets -- food, laundry and chemical compounds.


Results of Operations

      The Company's net revenues during fiscal 1998, which ended on February 28, 1998, were nearly double that of the prior year: $1,205,105 versus $610,525, respectively. Two of the Company's wholly owned subsidiaries contributed to the Company's net revenues, Cyclopss Textile Systems, Inc. (CTS) and Cyclopss Biochemical Corporation (CBC). CTS's net revenues were $805,057 for the year ended February 28, 1998, and $292,279 for the year ended February 28, 1997, an increase of $512,778 (175%). CBC's net revenues were $400,048 for the year ended February 28, 1998, and $318,246 for the year ended February 28, 1997, an increase of $81,802 (26%). Cost of sales more than doubled to $1,093,656 for fiscal 1998 from the previous year of $477,955, due to increase in product costs from the increase in sales.

      Research and development expenses decreased to $244,282 for fiscal 1998 from $816,941 for the previous year. The decrease in research and development costs resulted from the Company putting more effort into production of products. The Company believes it is necessary to increase research and development efforts for fiscal 1999 in order to complete the development of food processing systems and to comply with USDA protocols to validate the Company's food processing technology.

      Selling and marketing expenses increased to $326,732 for fiscal 1998 from $156,490 for the previous year. The Company began advertising in a variety of general business and food-related trade publications to maximize its exposure during what is continuing to be a food safety crisis. The Company also placed a number of laundry-related advertisements in industry trade publications. The Company produced and distributed a video news release relating to its new and innovative technologies, shown extensively on the PBS network. Management believes that it is critical to periodically support and supplement its sales efforts through advertising, public relations and trade- show participation.

      General and administrative expenses increased to $1,978,591 for fiscal 1998 compared with $1,449,319 for the previous year, due to increased investor relation expenses, promotional activities and legal fees. Management will continue to review and control these costs, but believes general and administrative expenses will continue to increase due to management and human resource requirements for the Company as sales and other commercial activities increase.

      Interest expense declined for fiscal 1998 by more than half: $111,182 for 1998 compared with $241,528 for fiscal 1997, due to the conversion of long-term debt to common stock. The Company anticipates that interest expense will further decrease in fiscal 1999 as the Company has minimum debt and intends to fund its operations through non-interest bearing capital sources.

      The Company suffered a net loss for fiscal 1998 of $2,928,197, or $.21 per share. The loss incurred for the previous year was $2,957,744, or $.25 per share. The primary reason for the decrease in the net loss per share is the result of issuance of common shares during the year. The Company anticipates that it will operate at a loss for the year ending February 28, 1999. However, it is anticipated that losses will begin to diminish as revenues of CTS and CBC increase and sales of the food safety systems are generated.

      The Company believes that three of its subsidiaries, namely Eco-Pure Food Safety Systems, Inc., Cyclopss Textile Systems, Inc., and Cyclopss Biochemical, Inc. will be the major contributors to the Company's future revenue stream. In order to achieve sales growth acceptable to management, the Company will primarily focus on these three subsidiaries of the Company.


Liquidity and Capital Resources

      As of the date of this filing, the Company has insufficient funds on hand to continue its operations for the fiscal year ending February 28, 1999 unless significantly increased revenues and gross profits are achieved or additional financing is obtained. Should the Company be unsuccessful in achieving the increased level of revenues and gross profits required to pay its operating expenses or in acquiring additional financing to pay the shortfall, the Company will seek direction from the Board of Directors as to what action must be taken to create a safe harbor for the Company's limited operations and assets. Management is aggressively exploring additional financing for the ongoing operations of the Company and has, as of the date of filing of this Form 10-KSB, completed a private placement offering of the Company's common stock to accredited investors through First Financial Investment Securities, Inc. for net proceeds of $1,387,851 to date. There are no assurances that the efforts to locate and secure additional financing will be successful, and the failure to secure this financing would substantially alter management's assumptions as presented heretofore and in the remainder of this section.

      Cash used in operating activities was $1,709,955 for the year ended February 28,1998, compared with $2,025,899 for the year ended February 28,1997, a reduction of $315,944 (16%). The Company's use of cash in the year ended February 28, 1997 was more aggressive as the Company experienced significant general and administrative and marketing expenses in support of CTS in 1997. The use of the Company's cash reserves were decreased as a result of more conservative expenditures during the year ended February 28, 1998. Accounts receivable were comprised of service and parts sales, an ozone washing system sale to Crowne Plaza Hotel in Atlanta, GA, several VAC Counting Systems sales from CTS, and contract development and chemical compound sales from CBC.

      Cash expenditures for property and equipment and patents were $24,485 for the year ended February 28, 1998 compared with $17,654 for the year ended February 28, 1997. This slight increase was the result of legal fees related to patent filing costs.

      Shares issued and outstanding as of February 28, 1998 were 15,145,868, compared to 12,793,440 for the prior year. Common shares increased due to conversion of long-term debt and accrued interest into 1,305,852 common shares in November 1997, and additional financing that occurred in October 1997, for 1,000,000 new common shares. This financing raised $1,250,000 ($1,057,500 in net proceeds).

      Net cash provided by financing activities was $1,031,965 which was primarily related to the issuance of common stock in an offering done through First Financial Investment Securities. This amount compares to $3,067,076 for the year ended February 28, 1997, which included net proceeds from the issuance of preferred stock.

      Total assets decreased to $1,960,141 for the year ended February 28, 1998 from $3,024,846 for the year ended February 28, 1997, a decrease of $1,064,705 (35%), primarily due to the decrease in the Company cash position.

      Total current liabilities increased to $806,286 at February 28, 1998 from $269,929 at February 28, 1997, an increase of $536,357, due to increase in accounts payable. All of the Company's current liabilities at year end were attributed to accounts payable, accrued liabilities and the current portion of certain capital equipment leases. Long term liabilities decreased to $13,278 for the year ended February 28, 1998 from $1,345,086 for the year ended February 28, 1997, a decrease of $1,331,808. This decrease was due to conversion of all long-term debt obligations to common stock. The $13,278 remaining is the long-term portion of capital lease obligations. The Company's two financing transactions for the year ended February 28, 1998 are further described below.

      On October 17, 1995 the Board of Directors approved the issuance of a up to $3,000,000 of Convertible Secured Promissory Notes to investors. The Convertible Notes, which included warrants to purchase shares of the Company's restricted common stock at $4.00 per share, also bore interest at a rate of 12% per annum. The principal and accrued interest of $1,406,063 were converted to shares of the Company's common stock at $1.00 per share, instead of the original conversion price of $3.50 per share, after an approval from the Board of Directors on August 23, 1997. Also, the warrants included in the conversions were repriced to $2.00 per share from $4.00 per share.

      During the period of October 13, 1997 to November 5, 1997, the Company authorized and offered its restricted common shares to accredited investors in an offering made pursuant to a Board Resolution on October 10, 1997 through First Financial Investment Securities Inc. Subscribers purchased 1,000,000 of such shares in this offering for a total of $1,250,000 resulting in net proceeds to the Company of $1,057,500 after offering costs. These shares were sold for $1.25 each and each share carries two warrants. One redeemable Class "A" Warrant entitling the holder to purchase one share of common stock at a price of $2.60 per share and one redeemable Class "B" Warrant entitling the holder to purchase one share of common stock at a price of $2.75 per share.

Year 2000 Issue

      The Year 2000 issue refers to some computer systems' inability to recognize the date field as the year 2000. As a result of these shortcomings, some computers may be unable to process year- date data accurately beyond the year 1999. The Company has preliminarily assessed the potential impact of this issue on its business and operations as being minor. The Company does not believe the Year 2000 issue will have a material effect on the Company's internal accounting and information systems, most of which consist of relatively inexpensive off-the-shelf software packages.

      The Company has not undertaken a comprehensive study as to whether its clients, suppliers and service providers are Year 2000 compliant. The Company's primary vendors consist of service professionals who are not expected to be materially impacted by the Year 2000 issue. The Company does have relationships with various financial institutions, which could be materially impacted by this problem.


Plan of Operation

      The 1998 fiscal year could be characterized as pivotal. In June, the Company tabled further research and development of its medical sterilization units and put resources to work on the development of food safety systems. In June of 1997, ozone was granted the status as "generally recognized as safe" or "GRAS", allowing food processors to use ozone in the processing of certain food items. This, together with a food safety crisis, created a groundswell of demand for alternative food decontamination technologies. One food safety system is already in the process of being installed for a major food company. The Company believes this sale will result in further opportunities with this and other food related companies.

      Fiscal 1998 also experienced new interest from laundry operators in ozone systems. One laundry installation was completed in a major hotel chain and the Company believes this installation will result in further sales opportunities in the chain and other institutional and commercial laundries. In fiscal year 1999 the Company will continue to upgrade existing customers' VAC systems with recent technological changes.

      A major challenge that the Company faces is that of educating government, industry and the end consumer about the benefits of ozone. Ozone is a naturally-occurring phenomenon that is usually associated with photochemical smog or an eroding level of protection in our atmosphere. It is the Company's intent to provide this education and show the beneficial side of ozone: decontamination. For industry, ozone is a cost competitive and environmentally-friendly answer to microbial contaminates. For the consumer, ozone kills harmful microorganisms quickly and leaves behind no chemical residue.

      The Biochem products will be provided additional marketing and promotional assistance in order to increase sales and product development. Current sales activities will be evaluated and alternatives looked for to improve profit margins. Joint efforts will continue with Foster Miller, Inc., to market biochem's monomer to the aerospace industry.

      The focus for the fiscal year 1999 will be sales in the three target areas and Cyclopss will apply the resources necessary to accomplish this. The Company anticipates a spending level of approximately $1,000,000 on research and development activities required to continue with product validation and food trials. Sales and marketing activities will be budgeted at $1,500,000 to allow for sales staff, advertising and trade shows. General and administrative expenses should be in the $2,000,000 range for the year.

      The Company had 22 full time and 2 part-time employees as of February 28, 1998. The Company anticipates additional employees will be required in engineering and sales during the next twelve months. The impact of the above will be determined by the market demand for food safety and textile systems and specialty chemicals.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      For information required with respect to this Item 7, see "Consolidated Financial Statements and Schedules" on pages F-1 through F-21 of this report.

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes or disagreements between the Company and Ernst & Young LLP, its Independent Auditors during the year ended February 28, 1998.





                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      A. Identification of Directors and Executive Officers. The current directors and officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

      Name                    Age               Position

Gary D. Bratcher              51                Chairman, CEO

William R. Stoddard           46                President, Director

Mondis Nkoy                   34                Controller, Corporate Secretary

Michael J. Lakis, Jr.         61                Director

Richard C. Nelson             67                Director

Steve Sarich, Jr.             76                Director

      There  are no  family  relationships  among  the  Company's  officers  and
directors.   Background   information  concerning  the  Company's  officers  and
directors is as follows:

     Gary D. Bratcher. Mr. Bratcher joined the Company on March 1, 1998, replacing former CEO, John Williams. Mr. Bratcher served as a Cabinet Secretary for Economic Development for the Governor of the State of New Mexico for the past three years. Prior to this post, he served as President and Chief Executive Officer for Del Monte Fresh Produce Company, a multi-national fresh produce company.

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

     Michael J. Lakis. Mr. Lakis joined the Company on December 1, 1997, replacing Robert Wrigley and John Herzog on Cyclopss' Board of Directors. Mr. Lakis is a well-known veteran in the food industry. Most recently, he served as President and Chief Operating Officer - North America for Del Monte Fresh Produce Company. Prior to this post, Mr. Lakis was with Chiquita Brands Inc., where he built up over 37 years of experience and serving as President from 1979 to 1992.

     Richard C. Nelson. Mr. Nelson joined the Company on March 24, 1998, replacing Bruce Baily Jr. on Cyclopss' Board of Directors. Mr. Nelson is Vice President Emeritus and Consultant of Hyatt Hotels and Resorts. In June of 1996, he retired from the day-to-day operations as Vice President and Managing Director of the Grand Hyatt Washington, a 900 room hotel he opened in 1987.

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


      B. Compliance With Section 16(a). Section 16 of the Securities Exchange Act of 1934 requires the filing of reports for sales of the Company's common stock made by officers, directors, and 10% or greater shareholders. A Form 4 must be filed within 10 days after the end of the calendar month in which a sale or purchase occurred. Based upon review of Forms 4 filed with the Company, no disclosure is required in this Form 10-KSB.


ITEM 10.    EXECUTIVE COMPENSATION

      Summary Compensation Table

      The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:



                                           Annual Compensation                                  Long-Term Compensation
                                                                                          Awards                   Payouts
                                                                                          Options
Name and Principal Position      Year   Salary    Bonus   Compensation          Stock Awards   SAR's(#)    LTIP Payouts Compensation

William R. Stoddard              1998   $150,000   -0-           -0-             150,000(1)         -0-             -0-         -0-
President                        1997    $96,000   -0-           -0-             100,000(1)         -0-             -0-         -0-
                                 1996    $96,000   -0-           -0-                -0-             -0-             -0-         -0-

John M. Williams                 1998    $96,000   -0-           -0-               24,999(1)        -0-             -0-         -0-
Chairman/CEO                     1997    $96,000   -0-           -0-              100,000(1)        -0-             -0-         -0-
(Retired December 1997)          1996    $96,000   -0-           -0-                 -0-            -0-             -0-         -0-
(1) Options to acquire shares of common stock



Stock Options Granted to Executives

        During the year ended February 28, 1997, stock options were granted to each of the two persons listed in the Summary Compensation Table above. Effective on September 1, 1996, the Company extended the three-year Employment Agreements of John M. Williams and William R. Stoddard ("Employees") which expired on August 31, 1996 and had been in force for the immediately preceding three years since their inception on August 31, 1993. Each extension is for a term of one year commencing September 1, 1996. The expiring Agreements, and therefore the one year extensions effective on September 1, 1996, granted each of these two employees an option to purchase 100,000 shares of the Company's common stock at a Grant Price which is equal to its fair market value on the date of grant, for each subsequent year of continued employment. The fair market value of the additional 100,000 options granted under the extensions as of September 1, 1996 (the Grant Date) was $1.07 per share (the average closing price for the Company's common stock for the 30 days prior to September 1,
1996). The options vest on a monthly basis, permitting the Employee to exercise an option to purchase 8,333 shares of the Company's common stock for each month of service under the Agreement, provided, however, that options vesting during an employment year are not exercisable until the end of such employment year. The options are exercisable for a period of five years from the date of vesting. Therefore, at August 31, 1997, options to purchase 774,999 shares owned by Mr. Williams and Mr. Stoddard, which vested during the four prior employment years were all exercisable.

     On September 1, 1997 an additional grant was made for 150,000 and 100,000 shares to Mr. Stoddard and Mr. Williams respectively. Mr. Stoddard's options were issued at $.90 per share. Mr. Williams options were issued at $1.07, consistent with the prior year's grant. These options vest on a monthly basis, consistent with the previous grants. Since Mr. Williams left the company at the beginning of December 1997, only 1/4 or 24,999 of the options granted on September 1, 1997, were vested. The above shares of 150,000 and 24,999 will become exercisable on August 31, 1998.

      On June 1, 1997 a grant was made to Mondis Nkoy, Corporate Secretary, for 15,000 shares at $.94, the closing market price for that day. These shares are exercisable one year after the grant date at 5,000 shares a year, for three years. These options were granted under the 1992 Stock Incentive Plan.

      As of May 28, 1998 none of the options granted in the employment agreements discussed above have been exercised. The options granted in the original three-year employment agreements were approved by the Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993. The shares of common stock underlying the originally granted options were registered by the Company with the filing of Form S-8 dated August 31, 1994. The Company intends to file a registration on Form S-8 to register the options granted under the extensions of the employment agreements.




                    Option/SAR Grants in last fiscal year
                              Individual Grants


                                    Number of Securities                % of Total options/SAR
Name                               underlying Options/SARs                Granted to employees                          Exercise or
Expiration Date                          Granted (#)                           In fiscal year                           Base price

John Williams                            100,000                                      35%                                   $1.07
   8/31/2003
William Stoddard                         150,000                                      53%                                   $ .90
   8/31/2003

Aggregate Option Exercises and Number/Value of Unexercised Options

      The following table provides information concerning the exercise of options during the last fiscal year by persons named in the Summary Compensation Table, the number of unexercised options held by such persons at the end of the last fiscal year, and the value of such unexercised options as of such date:


                                                                      Nature of               Value of Unexercised
                              Shares Acquired     Values         Unexercised Options          In-the-Money Options
Name                          on Exercise (#)     Realized ($)      at 2/28/98 (#)               at 2/28/98 ($)(1)
                                                                 Exercisable  Unexercisable    Exercisable    Unexercisable

John M. Williams                     -0-               -0-         400,000      24,999          $150,000       $ 24,000
William R. Stoddard                  -0-               -0-         400,000     150,000          $150,000       $169,500


1 An "In-the-Money" stock option is an option for which the market price of the Company's Common Stock underlying the option on February 28, 1997 exceeded the option exercise price. The value shown is calculated by multiplying the number of unexercised options by the difference between (I) the closing price for the Common Stock on NASDAQ Small Cap Market on February 28, 1998 ($2.03) and (ii) the exercise price of the stock options ($1.85 for the 300,000 Exercisable options granted under the original Grant and $1.07 for the 100,000 exercisable options granted under the extensions; $.90 for Mr. Stoddard's 150,000 unexercisable options and $1.07 for Mr. Williams' 24,999 unexercisable options).

Compensation of Directors

      The Company's non-employee directors are paid $250 for each Board of Directors Meeting attended. On August 26, 1993, the Company's Board of Directors approved a Non-Employee Director's Stock Option Plan which provides for the issuance of a maximum of 75,000 shares of the Company's common stock pursuant to the exercise of options granted under the Plan. The Plan provides that each non-employee director will be issued an option to purchase 5,000 shares of the Company's common stock on the date of the Company's Annual Meeting of Stockholders, commencing in 1994. After an option is granted, it will be exercisable for a period of five years. The options granted under this plan are exercisable at $1.85 per share. This Non-Employee Director's Stock Option Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993. The shares of the Company's common stock underlying these options were registered by the Company with the filing of Form S-8 dated August 31, 1994, which is incorporated herein by reference. Effective September 1, 1996 the Company's Board of Directors approved an additional 25,000 options to be granted, 5,000 shares each to Non-Employee Directors on the date of the Company's Annual Meeting of Stockholders in 1997. After these options are granted, they will be exercisable for a period of five years. The options granted under this additional plan are exercisable at $1.07 per share, which is deemed to have been the fair market value of the Company's common stock on September 1, 1996, the date the plan was approved and enacted.


Stock Incentive Plan

      On December 21, 1992, the Company's Board of Directors approved a Stock Incentive Plan (the "Plan") which provides for the issuance of a maximum of 270,000 shares of the Company's Common Stock pursuant to the exercise of options granted under the Plan. Options granted under the Plan are intended to comply with Section 422 of the Internal Revenue Code of 1986. On May 9, 1994, the Plan was amended by the Board of Directors. Such amendments did not increase the number of options which may be issued, change the persons who may be granted options or in any way materially effect the Plan. The Plan is administered by the Board of Directors or a committee of the Board which selects the persons to whom options are granted and the terms of the options. The Plan provides that the option price may not be less than 100% of the fair market price on the date the option is granted and that no option may be exercisable for longer than 10 years. The 1992 Stock Incentive Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993. Options under the Plan may be granted to directors and key employees of the Company. To date, one officer has been granted options under the Plan. This employee is the Corporate Secretary and was granted options in June of 1997. The shares of common stock underlying the options granted under the Plan were registered by the Company with the filing of Form S-8 dated August 31, 1994, which is incorporated herein by reference.

      Options Granted under the Plan. As of May 15, 1998, the following options have been granted under the 1992 Stock Incentive Plan:

            On March 1, 1993,  options to purchase an aggregate of 18,000 shares were granted to three non-management employees. Such options are exercisable at $1.75 per share for a period of 7 years commencing one year from the date such options were granted and subject to certain provisions of the Incentive Plan. As of February 28, 1998 14,000 of these options have been exercised and 4,000 were still outstanding.

            On November 11, 1993, options to purchase a total of 49,000 shares were granted to 11 employees of the Company, none of whom were officers or directors of the Company at the time of the grant. These options are exercisable at $1.85 per share. Subsequently, 11,000 of these options canceled pursuant to the terms of the plan when the optionee's' employment with the Company terminated. As of February 28, 1998, 13,000 of these options have been exercised and 25,000 were still outstanding.

            On June 8, 1994, options to purchase a total of 20,000 shares were granted to two employees of the Company, neither of whom are officers or directors of the Company. Both of such options are exercisable at $6.03 per share. Subsequently, all 20,000 of such options canceled pursuant to the terms of the plan when one of the optionee's' employment with the Company terminated, which leaves none of these options outstanding as of February 28, 1998.

            On July 12, 1994, options to purchase a total of 90,000 shares were granted to four employees of Cyclopss Textile Systems, Inc., a wholly-owned subsidiary of the Company. None of these optionee's are officers or directors of the Company. All of such options are exercisable at $6.03 per share. Subsequently, 69,000 options were canceled pursuant to the terms of the plan when three of the optionee's' employment with the Company terminated. As of February 28, 1998, 21,000 of these options were still outstanding.

            On September 15, 1994, options to purchase a total of 45,000 shares were granted to three employees of Cyclopss BioChemical Corporation, a wholly-owned subsidiary of the Company, none of whom are officers or directors of the Company. These options are exercisable at $6.03 per share. Subsequently, 21,000 of these options were canceled pursuant to the terms of the plan when one of the optionee's employment with the Company terminated. As of February 28, 1998, 24,000 of these options were still outstanding.

            On January 1, 1995, options to purchase a total of 45,000 shares were granted to ten employees of the Company, none of whom are officers or directors of the Company. All of such options are exercisable at $5.44 per share. Subsequently, 30,000 of these options were canceled pursuant to the terms of the plan when the optionee's' employment with the Company terminated. As of February 28, 1998, 15,000 of these options were still outstanding.

            On February 29, 1996, options to purchase a total of 44,500 shares were granted to twelve employees of the Company, none of whom are officers or directors. All such options are exercisable at $5.44 per share. Subsequently, 26,000 of these options were canceled pursuant to the terms of the plan when the employment of the optionee's with the Company terminated. As of February 28, 1998, 18,500 of these options were still outstanding.

            On September 15, 1996, options to purchase a total of 7,000 shares were granted to two employees of the Company, neither of whom were officers or directors. These options are exercisable at $0.9375 per share. As of February 28, 1998, all 7,000 of these options were still outstanding.

            On March 1, 1997, options to purchase a total of 10,000 shares were granted to an employee of the Company who was not an officer or director. These options are exercisable at $1.18 per share. As of February 28, 1998, all 10,000 of these options were still outstanding.


            On March 25, 1997, options to purchase a total of 6,000 shares were granted to an employee of the Company who was not an officer or director. These options are exercisable at $1.25 per share. As of February 28, 1998 all 6,000 of these options were still outstanding.

            On June 1, 1997, options to purchase a total of 15,000 shares were granted to an employee of the Company who is an officer. These options are exercisable at $.94 per share. As of February 28, 1998, all 15,000 of these options were still outstanding.

            As of February 28, 1998, there are 145,500 shares granted and outstanding, which leaves 124,500 shares available for grant under the 1992 Stock Incentive Plan.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

        The following table sets forth information regarding shares of the Company's common stock owned beneficially as of May 15, 1998, by (I) each director of the Company, (ii) all officers and directors as a group and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's Common Stock:

Name and Address of                 Amount and Nature of         Percent of
Beneficial Owner                     Beneficial Ownership(1)     Class Ownership

William R. Stoddard(2)(3)                   822,586                     4.3%
3646 West 2100 South
Salt Lake City, UT  84120

Name and Address of                  Amount and Nature of     Percent of
Beneficial Owner                     Beneficial Ownership(1)  Class Ownership

Steve Sarich, Jr.(2)(4)                     576,487                     3.0%
505 Madison Street
Suite 220
Seattle, WA  98104

Mondis Nkoy(2)(5)                             6,000                        *
3646 West 2100 South
Salt Lake City, UT  84120

Michael J. Lakis (6)(2)                      10,000                        *
3646 West 2100 South
Salt Lake City, UT  84120

Gary D. Bratcher (7)(2)                       -0-                          *
3646 West 2100 South
Salt Lake City, UT  84120

Richard C. Nelson (8)(2)                      -0-                          *
3646 West 2100 South
Salt Lake City, UT  84120


All Officers and Directors
as a Group (6 Persons)                    1,415,073                     7.4%

* Less than 0.1%


(1) As of May 15, 1998, there were 16,746,668 shares of the Company's common stock issued and outstanding and entitled to vote at the annual meeting. Additionally, there are currently exercisable options and warrants to purchase 2,200,500 shares of the Company's common stock. Therefore, under the rules of the Securities and Exchange Commission, there are deemed to be 18,947,168 shares of the Company's common stock issued and outstanding for purposes of the table above. The shares issuable upon the exercise of the options can only be voted at a shareholders meeting if the options are exercised and the shares issued prior to the record date for the meeting. The shares issuable upon the conversion of promissory notes can only be voted at a shareholders meeting if the notes are converted and the shares issued prior to the record date of the meeting.

(2) These individuals are the directors and/or officers of the Company as of May 15, 1998.

(3) Mr. Stoddard is the record owner of 270,741 of these shares and owns an additional 51,845 of these shares in brokerage accounts. The 822,586 figure includes 400,000 shares which may be acquired by Mr. Stoddard from the Company pursuant to an employment stock option and 100,000 shares which may be purchased from the Company pursuant to a Warrant as of May 15, 1998. All of such options and warrants are currently exercisable. Mr. Stoddard also owns options to purchase an additional 150,000 shares of common stock from the Company pursuant to a continuing employment agreement, which additional options are not currently exercisable and are not therefore included in the total for beneficial ownership. These additional options become exercisable on August 31, 1998. (See "Executive Compensation.")

(4) The 576,487 shares of total beneficial ownership shown for Mr. Sarich includes 461,487 shares owned of record by Mr. Sarich and an affiliated Company (321 Investments), 15,000 shares which may be acquired upon exercise of a currently exercisable stock option and 100,000 shares which may be purchased pursuant to a currently exercisable Warrant as of May 15, 1998. All of such options and warrants are currently exercisable.

(5) Ms. Nkoy is the Corporate Secretary and Controller and has a currently exercisable stock option for the 6,000 shares shown as beneficial ownership. She has also been granted options to purchase 15,000 additional shares which are not currently exercisable but become exercisable at quantities of 5,000 shares on June 1, 1998, 1999, and 2000.

(6) Mr. Lakis is a new director who is currently the record owner of 10,000 common shares. He has no exercisable stock options as of May 15, 1998, nor has he been granted any options as of May 15, 1998.

7) Mr. Bratcher is the new CEO who currently has no exercisable stock options as of May 15, 1998. He has been granted options for the purchase of 300,000 shares which will be exercisable on March 1, 1999.

8) Mr. Nelson is a new Director who currently has no exercisable stock options as of May 15, 1998, nor has he been granted any options as of May 15, 1998.


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

(1) This individual is a Director of the Company as of May 15, 1998.  Please see
Part  3,  Item 9 for  further  identification.
(2) This is a company that is affiliated with Mr. Sarich, a director of the Company.
(3) These warrants were not exercised prior to their expiration in July, 1996.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

        1.  Exhibits

        The exhibits which are filed with this Form 10-KSB or incorporated herein by reference are set forth in the Exhibits Index which appears on page 37.

(b)   Reports on Form 8-K

     The  Company  did  not  file  a  Form  8-K  during  the  last   quarter  of
the year ended February 28, 1998


                                  SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CYCLO3PSS CORPORATION
Date: May 29, 1998                        By/s/Gary D. Bratcher
                                          Gary D. Bratcher,
                                          CEO & Chairman
                                          Principal Executive Officer

Date: May 29, 1998                        By/s/ Mondis Nkoy
                                          Mondis Nkoy
                                          Controller, Corporate Secretary
                                          Principal Financial Officer

                                  SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                     Capacity                      Date

/s/ Gary D. Bratcher          Chief Executive Officer/      May 29, 1998
Gary D. Bratcher              Chairman

/s/ William R. Stoddard       President                     May 29, 1998
William R. Stoddard

/s/ Steve Sarich Jr           Director                      May 29, 1998
Steve Sarich, Jr.

/s/ Richard C. Nelson         Director                      May 29, 1998
Richard C. Nelson

/s/ Michael J. Lakis          Director                      May 29, 1998
Michael J. Lakis

                        Consolidated Financial Statements

                             CyclO3 PSS Corporation

                     Years ended February 28, 1998 and 1997
                                      with
                         Report of Independent Auditors

                              CyclO3PSS Corporation

                        Consolidated Financial Statements


                     Years ended February 28, 1998 and 1997




                                    Contents


Report of Independent Auditors                                         1

Consolidated Financial Statements:

  Consolidated Balance Sheets                                          2
  Consolidated Statements of Operations                                4
  Consolidated Statements of Stockholders' Equity                      5
  Consolidated Statements of Cash Flows                                7

  Notes to Consolidated Financial Statements                           8

                     Report of Independent Auditors

The Board of Directors and Stockholders
CyclO3PSS Corporation

We have audited the accompanying consolidated balance sheets of CyclO3PSS Corporation and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyclO3PSS Corporation and subsidiaries at February 28, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and periodic cash flow difficulties raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The consolidated financial statements for the year ended February 28, 1998 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                             ERNST & YOUNG LLP


Salt Lake City, Utah
May 5, 1998

                         CyclO3PSS Corporation

                      Consolidated Balance Sheets


                                                         February 28

                                                     1998          1997
                                                 ------------- -------------
Assets
Current assets:
  Cash and cash equivalents                      $  573,161      $1,275,636
  Accounts receivable, less allowance for
   doubtful accounts of $2,000 in 1998
   and 1997                                         113,090          97,605
  Inventories                                       152,026         100,584
  Prepaid expenses                                   75,526         102,815
                                                 ------------- -------------
Total current assets                                913,803       1,576,640

Property and equipment, net                          236,780        370,994

Other assets:
  Goodwill, net                                      311,887        540,375
  Acquired patents, net                              368,941        411,187
  Developed patents and other, net                   128,730        125,650




















                                                 ------------- -------------
                                                   $1,960,141    $3,024,846
                                                 ============= =============

                                                         February 28

                                                     1998          1997

                                                 ------------- -------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                $   668,834   $   108,619
  Accrued liabilities                                 112,789       135,190

  Current portion of capital lease obligations         24,663        26,120
                                                 ------------- -------------
Total current liabilities                             806,286       269,929


Long-term debt obligations                               -        1,156,000

Interest payable on long-term debt obligations           -          151,730

Long-term portion of capital lease obligations         13,278        37,356


Commitments and contingencies


Stockholders' equity:

  Preferred stock:

   Preferred stock issuable in series: par value $.01, 4,500,000 authorized:

     Series "A" convertible preferred stock; 35,638
      shares authorized, issued and outstanding
      (liquidation preference of $71,276)                 356          356

        Series "B" convertible preferred stock;
         30,000 shares authorized,  1,932 and
         1,935 shares issued and outstanding in
         1998 and 1997, respectively
         (liquidation preference of $2,850,655)            19           19

     Class "A" preferred stock, par value $.01; 500,000
      shares authorized; none issued or outstanding         -            -

  Common stock:

   Common stock, par value $.001; 55,000,000 shares
     authorized; 15,145,868 shares and 12,793,440
     shares issued in 1998 and 1997, respectively       15,146       12,793

   Additional paid-in capital                       16,034,785    13,546,195

   Accumulated deficit                             (14,408,184)  (11,479,987)

   Deferred compensation                                -           (168,000)

   Less treasury stock, 264,000 common shares at      (501,545)     (501,545)
   cost
                                                  ------------- -------------
Total stockholders' equity                           1,140,577     1,409,831
                                                  ------------- -------------
                                                   $ 1,960,141   $ 3,024,846
                                                  ============= =============

See accompanying notes to consolidated financial statements

                         CyclO3PSS Corporation

                 Consolidated Statements of Operations




                                                          Year ended
                                                         February 28

                                                      1998           1997
                                                 -------------- --------------



Net revenues                                       $1,205,105     $  610,525

Costs and expenses:
  Cost of sales                                     1,093,656        477,955
  Research and development                            244,282        816,941
  Selling and marketing                               326,732        156,490
  General and administrative                        1,978,591      1,449,319
  Depreciation and amortization                       426,353        464,840
                                                 -------------- --------------
                                                    4,069,614      3,365,545
                                                 -------------- --------------

Loss from operations                               (2,864,509)    (2,755,020)

Interest income                                        47,494         38,804
Interest expense                                     (111,182)      (241,528)
                                                 -------------- --------------

Net loss                                           (2,928,197)    (2,957,744)
Preferred stock dividends                            (154,560)    (1,660,133)
                                                 -------------- --------------
Net loss applicable to common stock              $ (3,082,757)  $ (4,617,877)

Net loss per common share before preferred
  stock dividends                                     $  (.21)       $  (.25)
Loss per common share for preferred stock
  dividends                                              (.01)          (.14)
                                                 -------------- --------------
Basic and diluted net loss per common share           $  (.22)       $  (.39)
                                                 ============== ==============

Weighted average number of common shares-diluted   $13,853,892    $11,702,285
                                                 ============== ==============



See accompanying notes to consolidated financial statements.

                              CyclO3PSS Corporation

                 Consolidated Statements of Stockholders' Equity


                                           Series "A"        Series "B"
                                          Convertible       Convertible           Class "A"
                                        Preferred Stock   Preferred Stock      Preferred Stock         Common Stock
                                        Shares  Amounts   Shares  Amounts      Shares   Amounts     Shares       Amounts
                                       ---------------------------------------------------------------------------------


Balances at February 29, 1996           35,638   $356        -     $  -          -      $  -       10,169,932    $10,170
Reissuance of shares pursuant to
court ruling (See Note 8)                  -       -         -        -          -         -          355,606        355
Return of shares held in escrow
(See Note 7)                               -       -         -        -          -         -         (124,378)      (124)
Issuance of common stock for
services                                   -       -         -        -          -         -          311,044        311
Issuances of Series "B" convertible
preferred stock                            -       -       3,170      32         -         -             -           -
Conversions of Series "B"
preferred stock to common stock            -       -      (1,235)    (13)        -         -        1,959,546      1,959
Conversions of Series "B"
dividends to common stock                  -       -         -        -          -         -           21,690         22
Issuances of common stock for
cash                                       -       -         -        -          -         -          100,000        100
Issuances of warrants with
convertible debt                           -       -         -        -          -         -             -           -
Amortization of deferred
compensation                               -       -         -        -          -         -             -           -
Net loss                                   -       -         -        -          -         -             -           -
Recognition of paid-in-kind stock
dividends on Series "B" preferred
stock (See Note 7)                         -       -         -        -          -         -             -           -
                                        ------------------------------------------------------------------------------------------
Balances at February 28, 1997            35,638    356     1,935      19         -         -       12,793,440     12,793
Issuances of common stock for
cash                                       -        -        -        -          -         -        1,000,000      1,000
Conversions of long-term debt and
accrued interest to common stock-          -        -        -        -          -         -        1,305,852      1,306
Issuances of common stock in
connection with business purchas-          -        -        -        -          -         -           41,676         42
Conversions of Series "B"
preferred stock to common stock            -        -       (3)       -          -         -            4,703          5
Conversions of Series "B"
dividends to common stock                  -        -        -        -          -         -              197        -
Amortization of deferred
compensation                               -        -        -        -          -         -             -           -
Interest expense related to warr-nts       -        -        -        -          -         -             -           -
Net loss                                   -        -        -        -          -         -             -           -
Recognition of paid-in-kind stock
dividends on Series "B" preferred
stock (See Note 7)                         -        -        -        -          -         -             -           -
                                        ------------------------------------------------------------------------------------------
Balances at February 28, 1998            35,638    $356    1,932    $ 19         -       $ -       15,145,868    $15,146
                                        ===========================================================================================


  Additional                                      Treasury Stock
   Paid-in      Accumulated      Deferred            (Common)
   Capital        Deficit      Compensation     Shares      Amounts        Total
-------------- -------------- -------------- ------------ ------------ -------------

 $10,305,955    $(8,522,243)   $     -          264,000    $(501,545)   $1,292,693

      -              -               -             -            -              355

      -              -               -             -            -             (124)

     344,313         -           (336,000)         -            -            8,624

   2,754,968         -               -             -            -        2,755,000

      (1,946)        -               -             -            -            -

         (22)        -               -             -            -            -

      52,713         -               -             -            -           52,813

      90,214         -               -             -            -           90,214

       -             -            168,000          -            -          168,000
       -         (2,957,744)         -             -            -       (2,957,744)

       -             -               -             -            -            -
-------------------------------------------------------------------------------------
   13,546,195   (11,479,987)     (168,000)      264,000     (501,545)    1,409,831

    1,056,500        -               -             -            -        1,057,500


    1,404,757        -               -             -            -        1,406,063


          (42)       -               -             -            -            -

           (5)       -               -             -            -            -

        -            -               -             -            -            -

        -            -            168,000          -            -          168,000
       27,380        -               -             -            -           27,380
        -        (2,928,197)         -             -            -       (2,928,197)


        -            -               -             -            -            -
-------------------------------------------------------------------------------------
   $16,034,785  $(14,408,184)    $   -          264,000     $(501,545)  $1,140,577
=====================================================================================



See accompanying notes to consolidated financial statements.

                           CyclO3PSS Corporation

                   Consolidated Statements of Cash Flow


                                                        Year ended

                                                       February 28


                                                     1998         1997
                                                ____________________________
Cash flows from operating activities:

Net loss                                         $(2,928,197)  $(2,957,744)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation                                         143,660       182,416

Amortization                                         282,693       282,424

Interest expense on convertible debt                  98,333       137,067

Common stock issued for services                     168,000       176,624

Loss on write-off of assets                             -           48,717

Interest expense on warrants with convertible
 debt                                                 27,380        90,214

Other                                                   -              231

Changes in assets and liabilities:

Increase in accounts receivable                      (15,485)      (20,475)

(Increase) decrease in inventories                   (51,442)      308,305

Decrease (increase) in prepaid expenses and other
                                                      27,289      (92,202)

Increase (decrease) in accounts payable and
 accrued liabilities                                 537,814      (38,727)
Decrease in deferred revenue                            -        (142,749)
                                                  ---------------------------

Net cash used in operating activities              (1,709,955)  $(2,025,899)
                                                  ---------------------------

Cash flows from investing activities:

Purchase of property and equipment                    (9,446)      (17,654)

Increase in developed patents                        (15,039)        -
                                                  ___________________________

Net cash used in investing activities                (24,485)     (17,654)
                                                  ___________________________

Cash flows from financing activities:

Proceeds from issuance of common stock             1,057,500       52,813

Proceeds from issuance of preferred stock               -       2,755,000

Proceeds from issuance of convertible debt
  obligations                                           -         351,000

Payment on notes payable                                -         (70,000)

Principal payments under capital lease obligation    (25,535)     (21,737)
                                                  _________________________

Net cash provided by financing activities           1,031,965   3,067,076

                                                  _________________________
Net (decrease) increase in cash and cash
  equivalents                                        (702,475)  1,023,523

Cash and cash equivalents at beginning of year      1,275,636     252,113

                                                  -------------------------
Cash and cash equivalents at end of year           $  573,161  $1,275,636

                                                  =========================
Supplemental schedule of non-cash financing activities:

Conversions of long-term debt obligations and
interest payable on long-term debt obligations
to common stock                                    $1,406,063   $    -

Capital lease obligations incurred for
acquisition of property and equipment                   -         14,236



See accompanying notes to consolidated financial statements

                         CyclO3PSS Corporation

                         CyclO3PSS Corporation

               Notes to Consolidated Financial Statements

                           February 28, 1998





1. Summary of Significant Accounting Policies

Organization

The Corporation was formed in Delaware in 1927. In 1990, the Corporation was reorganized as CyclO3PSS Medical Systems, Inc., and in 1995, changed its name to CyclO3PSS Corporation (the Company). The Company is engaged in the manufacture, sale and installation of ozone food processing products, ozone washing and laundry sorting and counting systems for commercial and institutional laundries, the manufacture and sale of specialty compounds and chemicals, and research and development of technologies for the sterilization and/or disinfection of surgical and medical instruments.

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

                         CyclO3PSS Corporation

1. Summary of Significant Accounting Policies (continued)

Inventories (continued)

Inventories consist of the following:


                                    February 28

                                1998           1997
                           -----------------------------

Raw materials                 $131,114       $100,584
Work-in-process                 20,912           -
                           -----------------------------
                              $152,026       $100,584
                           =============================

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


                                             February 28

                                         1998           1997
                                    -----------------------------

Equipment                              $559,241       $558,694
Furniture and fixtures                   85,528         87,808
Leasehold improvements                  101,390         99,610
                                    -----------------------------
                                        746,159        746,112
Less: accumulated depreciation and
  amortization                         (509,379)      (375,118)
                                    -----------------------------
                                       $236,780       $370,994
                                    ==============================

Depreciation and amortization expense was $143,660 and $182,416 for the years ended February 28, 1998 and 1997.

Property and equipment includes $94,905 of equipment under capital leases at February 28, 1998 and February 29, 1997. Accumulated depreciation for such equipment was $38,082 and $23,044 at February 28, 1998 and 1997, respectively. Upon completion of certain capital lease terms, the Company is required to purchase leased equipment at fair value. Other leases provide for a bargain purchase price.

                         CyclO3PSS Corporation

 1. Summary of Significant Accounting Policies (continued)

Other Assets

Other assets consist primarily of goodwill and acquired patents which are recorded at the lower of cost or their net realizable value. Goodwill is amortized over five years. Accumulated amortization for goodwill was $830,549 and $602,061 at February 28, 1998 and 1997. Acquired and developed patents are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining stated life of the patent. Accumulated amortization for acquired and developed patents was $148,598 and $106,321 at February 28, 1998 and 1997. The Company periodically reviews the recoverability of these intangible assets in order to record them at their net realizable value.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The standard requires the Company to review long-lived and intangible assets for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. For the year ended February 28, 1998, the Company did not identify any impaired assets.

Income Taxes

The Company accounts for income taxes using the liability method pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The liability method requires that the expected future consequences of temporary differences between the tax and reporting basis of assets and liabilities be recognized as deferred tax assets and liabilities.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-based Compensation. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                         CyclO3PSS Corporation

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized upon shipment, or in the case of washing and laundry systems, upon completion of certain milestones as specified in the related customer contracts.

Advertising Costs

Advertising costs are expensed during the year in which they are incurred. Advertising expenses were $52,118 and $23,542 respectively for the years then ended February 28, 1998 and 1997.

Concentration of Credit Risk

The Company's financial instruments consist primarily of cash and trade accounts receivable. The Company sells its products primarily to, and has trade receivables with, industrial and healthcare laundries, chemical manufacturers and universities in the United States and abroad. Less than 10% of product sales are to foreign customers.

As a general policy, collateral is not required for accounts receivable; however, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectation.
Historical losses have not been material.

Net Loss per Common Share

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which replaced the calculation of primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previous calculation of fully-diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

Because the Company reported a net loss for each of the fiscal years ended February 28, 1998 and 1997, all common stock equivalents are anti-dilutive and, accordingly have been excluded from the earnings per share computation. As a result, the numerator or net loss applicable to common stock and the denominator or weighted average number of common shares - diluted are the same for both basic and diluted earnings per share computations.

                         CyclO3PSS Corporation

         Notes to Consolidated Financial Statements (continued)




1. Summary of Significant Accounting Policies (continued)

Impact of Recently Issued Accounting Pronouncements

During 1997, the Financial Accounting Standards Board issued SFAS No 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. These Standards will become effective for the Company's 1999 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 changes current practice under SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, by establishing a new framework on which to base segment reporting (referred to as the "management " approach) and also requires interim reporting of segment information. Management is currently assessing the impact of implementation of these Standards on the consolidated financial statements of the Company and does not believe that the implementation will have a material impact on the Company's financial statements.

2. Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at February 28, 1998 of $14,408,184 and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

The net loss for the year ended February 28, 1998 was $2,928,197. In the past the Company has been able to receive funding necessary for its operations through the issuances of common and preferred stock. The Company anticipates a net loss for the year ended February 28, 1999, and with a cash balance of $573,161 at February 28, 1998 and expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

                         CyclO3PSS Corporation

2. Basis of Presentation (continued)

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

3. Accrued Liabilities

Accrued liabilities consist of the following:


                                                      February 28
                                                  1998           1997
                                             ----------------------------

Accrued payroll and payroll taxes               $67,787        $60,507
Accrued vacation                                 45,002         49,683
Other                                              -            25,000
                                             -----------------------------
                                               $112,789       $135,190
                                             =============================

4. Long-Term Debt

During the year ended February 28, 1997, the Company's Board of Directors approved the issuance of $3,000,000 in convertible debt to individual investors. Principal and interest were payable in full three years from the date of execution of each note. Interest accrued at 12% per year on the principal balance. The debt was secured by all the assets of the Company. The lender could convert all or a portion of its outstanding principal and interest into shares of common stock at $3.50 per share. Under the terms of the loan agreements, the Company issued each lender a warrant to purchase 1,000 shares of the Company's common stock at a price of $4.00 per share for each $3,500 principal amount loaned to the Company. Each warrant was exercisable for a period of 5 years from the date of the closing of each loan. The Board of Directors had reserved 2,022,714 shares of the Company's common stock for the conversion of debt and exercise of warrants offered with the convertible debt.

On August 29, 1997 the Company provided the holders of the Company's Convertible Promissory Notes an option to convert the outstanding principal and interest into the Company's common stock, which stock is restricted from sale for a period of 120 days from the date of conversion, at a conversion price which is the higher of a) $1.00 per share or b) the average closing price for the ten days prior to the date of conversion. Note

                         CyclO3PSS Corporation

4. Long-Term Debt (continued)

holders continue to own the warrants which were received as part of the original purchase; however, the exercise price of the underlying shares has been reduced to $2.00 per share for the notes converted. As of February 28, 1998, all of the long-term debt obligations and interest payable on long-term debt obligations have been converted to 1,035,852 shares of the Company's restricted common stock.

5. Capital Lease Obligations and Commitments

Future minimum lease payments for capital lease obligations are as follows:


Year ending
February 28
   1999                                                  27,722
   2000                                                  11,970
   2001                                                   3,915
                                                     --------------
   Future minimum lease payments                         43,607
   Amount representing interest                          (5,666)
                                                     --------------
   Present value of future minimum lease                 37,941
    obligations
   Amounts due within one year                          (24,663)
                                                     --------------
   Amounts due after one year                           $13,278
                                                     ==============

Interest paid and expensed for capital lease obligations was $7,662 and $10,601 for the years ended February 28, 1998 and 1997, respectively.

The Company leases office facilities and office equipment under noncancelable operating leases. Rent expense under these leases was $107,695 and $107,945 for the years ended February 28, 1998 and 1997. The future minimum operating lease payments are $93,678 and $78,065 for the years ended February 28, 1999 and 2000, respectively.

6. Income Taxes

As of February 29, 1998, the Company had federal and state net loss carryforwards of approximately $13,012,000 and $12,050,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $119,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2003 through 2012, if not utilized.

                         CyclO3PSS Corporation

6. Income Taxes (continued)

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of February 28, 1998 and 1997 are as follows:


                                                      February 28
                                                  1998           1997
                                             ----------------------------
Deferred tax assets:
  Net operating loss carryforwards            $4,822,000     $3,750,000
  Research credit carryforwards                  119,000        113,000
                                             ----------------------------
                                               4,941,000      3,863,000
Valuation allowance                           (4,941,000)    (3,863,000)
                                             ============================
                                              $      -      $      -
                                             ============================

The net valuation allowance increased by $1,078,000 and $886,000 during the years ended February 28, 1998 and 1997, respectively.

7. Stockholders' Equity

Common Stock

On July 12, 1994, the Company completed the acquisition of Innovative Textile Technology, Inc. ("INTEX"), a privately held Pennsylvania Corporation. In connection with the acquisition, the Company placed 124,378 shares of the Company's common stock in escrow. The shares were to be released to four INTEX stockholders upon achievement of continuity of employment through February 28, 1996 or net profit goals to be met by June 16, 1996. The employment continuity and net profit goals were not met and all stock held in escrow was returned to the Company during the year ended February 28, 1997.

                         CyclO3PSS Corporation

7. Stockholders' Equity (continued)

     In August 1996, the Board of Directors approved the issuance of 300,000 shares of common stock to a consultant for shareholder promotion services. The Company issued these shares at fair market value and recorded $336,000 in deferred compensation at the date of issuance. The services are to be provided over a twelve month period. For the years ended February 28, 1998 and 1997, the Company recorded $168,000 of compensation expense related to this issue.

On February 27, 1997, the Board of Directors approved the sale of 100,000 shares of restricted and unregistered common stock and the Company issued this stock for total consideration of $52,813.

In October 1997, the Company completed a private placement offering for $1,250,000 (net proceeds of $1,057,500) of its securities, which consist of 1,000,000 units at a price of $1.25 per unit. Each unit consists of one restricted share of common stock, one Class A Warrant and one Class B Warrant. The Class A Warrant entitles the holder to purchase one share of common stock at $2.60 per share and the Class B Warrant entitles the holder to purchase one share of common stock at $2.75 per share. The shares underlying the warrants were registered in December 1997. As of February 28, 1998, none of the warrants have been exercised.

At February 28, 1998, the Company had reserved 3,922,422 shares of common stock for future issuance, including 2,479,422 shares reserved for exercise of warrants and 1,443,000 shares for the exercise of stock options.

Preferred Stock

Series  "A"  convertible   preferred  stock  is  non-voting  stock  and  is
convertible into common stock at the rate of one share of common for each four shares of Series "A" preferred stock during a period expiring two years from the date of issuance of the shares. The Board of Directors authorized 35,638 shares of Series "A" preferred stock for issuance at $2.00 per share. In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of Series "A" preferred stock shall be entitled to receive the principal amount paid to the Company before any distribution shall be made to the holders of common stock. Additionally, holders of Series "A" preferred stock shall be entitled to receive, as declared by the Board of Directors, non-cumulative cash dividends prior to the declaration and payment of dividends on the Company's common stock. The conversion period has expired for all shares of Series "A" preferred stock.

                         CyclO3PSS Corporation

         Notes to Consolidated Financial Statements (continued)




7. Stockholders' Equity (continued)

Preferred Stock (continued)

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

For the year ended February 28, 1997, 3,170 shares of Series "B" convertible preferred stock had been issued for net proceeds of $2,755,000 after issuance costs of $415,000. Because the Series "B" preferred shares have conversion rights at a discount from the initial issuance price, as discussed above, in accordance with Securities and Exchange Commission requirements, the Company has reflected a dividend to shareholders of Series "B" in the earnings per share calculation, which reflects the assured incremental yield on preferred stock that is imbedded in the conversion terms at a discount from the initial fair value at the date of issuance. The amount of the dividend recorded to reflect this discount was $1,551,460.

The Company also recorded the required 8% dividend in additional preferred stock, rather than cash and, accordingly, accrued $154,560 and $108,673 for the years ended February 28, 1998 and 1997 in paid-in-kind stock dividends as a reduction of and simultaneous increase in additional paid in capital.

For the year ended February 28, 1997, 1,235 shares of series "B" convertible preferred stock and related accrued dividends of $20,587 were converted into 1,964,446 and 21,690, respectively, shares of common stock. For the year ended February 28, 1998, 3 shares of series "B" convertible preferred stock and related accrued dividends of $191 were converted into 4,703 and 197, respectively, shares of common stock.

At February 28, 1998 and 1997, the Company had aggregate accrued and unpaid preferred stock dividends of $242,455 and $88,086, respectively.

                         CyclO3PSS Corporation

7. Stockholders' Equity (continued)

Stock Options

On August 31, 1993, the Company entered into employment agreements with three key employees for a three year period commencing September 1, 1993. Under the terms of these contracts, each employee was granted options to purchase 100,000 common shares per year at $1.85 per share. On October 21, 1994, one of these employees was terminated and the corresponding options were canceled. At February 28, 1998, options to purchase 662,500 shares of common stock were exercisable under these employee agreements.

Effective September 1, 1996, the Board of Directors extended the terms of the employment agreements for two of the above employees. Under the terms of the extension, each of the employees was granted an additional 100,000 options at $1.07 per share for an additional one year of service. As of February 28, 1998, a total of 200,000 shares were exercisable under these employment agreements.

Effective September 1, 1997, the Board of Directors approved the employment agreements for the above two employees for one additional year. Under the renewed terms one employee received 150,000 options at $.90 per share and the other employee received 100,000 options at $1.07 per share. In December 1997, one of these employees resigned and the corresponding options were canceled. The vested options become exercisable one year from the date of grant.

On August 26, 1993, the Board of Directors granted each of the five non-employee directors options to purchase 15,000 common shares at an exercise price of $1.85 per share, which was the fair market value at the date of grant. The options vest at a rate of 5,000 shares annually at the time of each Annual Meeting of Stockholders, commencing with the 1994 Annual Meeting of Stockholders. At February 28, 1998 a total of 75,000 options were exercisable.

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

                         CyclO3PSS Corporation

7. Stockholders' Equity (continued)

Stock Options (continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk-free interest rates of 6.00% and 6.38%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .811 and 1.049; and a weighted-average remaining contractual life of the options of 3 years and 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma results follows:


                                                1998          1997
                                           ----------------------------

   Pro forma net loss                      $(3,111,403)   $(2,973,634)

   Pro forma net loss per common share           (0.22)         (0.26)

   Pro forma net loss applicable to
    common stock                           $     (0.24)   $     (0.40)


Because the effect of SFAS No. 123 is prospective, the initial impact on pro forma net loss may not be representative of compensation expense in future years.

                         CyclO3PSS Corporation

7. Stockholders' Equity (continued)

Stock Options (continued)

A summary of all stock option activity, and related information for the years ended February 28, 1998 and 1997 follows:

                                   Shares      Outstanding      Stock Options   Weighted-
                                   Available   Number of            Price        Average
                                   for Grant   shares            Per Share    Exercise Price
                                  ------------------------------------------------------------

Balance at February 29,1996          20,500      972,500         $1.75-6.03       $2.42
  Additional authorizations         200,000         -                 -             -
  Options granted                  (207,000)     207,000           .94-1.07        1.07
  Options canceled                  107,000     (107,000)         1.85-6.03        4.00
                                  ------------------------------------------------------------

Balance at February 28, 1997        120,500    1,072,500           .94-6.03        2.00
  Additional authorization          250,000         -                 -             -
  Options granted                  (281,000)     281,000           .90-1.25         .98
  Options canceled                   95,501      (95,501)         1.07-6.03        1.94
                                  ------------------------------------------------------------

Balance at February 28,1998         185,001    1,257,999          $.90-6.03       $1.78
                                  ============================================================


The weighted average fair value of options granted in the year ended February 28, 1998 and 1997, were $.52 and $.66, respectively.

Additionally, SFAS No. 123 requires that companies with wide ranges between the high and low exercise prices of its stock options segregate the exercise prices into ranges that are meaningful for assessing the timing and number of additional shares that may be issued and the cash that may be received as a result of the option exercises. Below are the segregated ranges of exercise prices as of February 28,1998:


               Options Outstanding                      Options Exercisable
-------------------------------------------------------------------------------
                           Weighted-
                            Average
 Range of                  Remaining      Weighted-                  Weighted-
 Exercise      Number      Contractual    Average       Number        Average
  Prices     Outstanding     Life         Exercise    Exercisable    Exercise
                                          Price                       Price
-------------------------------------------------------------------------------
 $.90-1.25    412,999      5 years         $1.01       207,000        $1.07
 1.75-1.85    766,500      4 years          1.85       766,500         1.85
   2.79        18,500      8 years          2.79        11,000         2.79
 5.44-6.03     60,000      6 years          5.87        60,000         5.87
-------------------------------------------------------------------------------
 0$.90-6.03  1,257,999      4 years         $1.78     1,044,500       $2.08
===============================================================================

                         CyclO3PSS Corporation

8. Contingencies

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

9. Segment Information

During fiscal 1998 and 1997, the Company operated in three principal industries; research and development of technologies for the sterilization and/or disinfection of surgical and medical instruments ("medical products"), the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries ("textile products"), and the manufacture and sale of specialty chemicals ("biochemical products"). During the fourth quarter of fiscal 1998 the Company began testing its ozone technology on food products. As of February 28, 1998, the Company had not recognized any revenue on its food processing activities, had no specifically identifiable assets relating to food products, and has incurred research and development costs of approximately $66,000. The costs incurred with food products has been combined with the textile products segment.

Operating profit is total revenue less operating expenses, excluding interest expense and general corporate expenses. Corporate assets consist primarily of cash and cash equivalents and property and equipment.

For the year ended February 28, 1998, two customers accounted for 47% and 25% of total net revenues for textile products, and one customer accounted for 15% of total net revenues for biochemical products. For the year ended February 28, 1997, two customers accounted for 20% and 17% of total net revenues for textile products, and two customers accounted for 18% and 10% of total net revenues for biochemical products.

                         CyclO3PSS Corporation

9. Segment Information (continued)


Industry Data

CyclO3PSS Corporation and Subsidiaries              Year ended
                                                    February 28
                                               1998           1997
                                          ------------------------------
Net sales and other income:
  Medical products                          $       -      $       -
  Textile products                            805,057        292,279
  Biochemical products                        400,048        318,246
                                          ------------------------------
                                            1,205,105        610,525
  Interest Income                              47,494         38,804
                                          ------------------------------
  Total revenue                            $1,252,599      $ 649,329
                                          ==============================

Operating loss (income)
  Medical products                          $ 294,127      $ 703,186
  Textile products                          1,218,294        948,895
  Biochemical products                        (63,244)        (2,344)
                                          ------------------------------
  Total operating loss                      1,449,177      1,649,737

  Corporate expenses                        1,367,838      1,066,479
  Interest expense                            111,182        241,528
                                          ------------------------------
  Net loss                                  $2,928,197     $2,957,744
                                          ==============================
Identifiable assets
  Medical products                          $ 247,410      $ 358,390
  Textile products                          1,100,191      1,103,712
  Biochemical products                        373,434        384,451
                                          ------------------------------
                                            1,721,035      1,846,553
  General corporate assets                    239,106      1,178,293
                                          ------------------------------
  Total assets                             $1,960,141     $3,024,846
                                          ==============================

Depreciation and amortization expense
  Medical products                          $  51,188      $  91,878
  Textile products                             61,453        322,064
  Biochemical products                         31,019         50,898

Capital expenditures
  Medical products                          $   2,997      $   3,789
  Textile products                              5,149          2,066
  Biochemical products                          1,300         11,799

                         CyclO3PSS Corporation

10. Subsequent Event

Subsequent to year end, the company entered into a best efforts private placement offering for $2,001,000 of its securities, which consists of 1,600,800 units at a price of $1.25 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $3.25 per share.