Form 10QSB
period 1998-05-31
CYCLO3PSS CORP
filed 1998-07-16
CIK 895319

-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1998

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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.Yes x/ No.

Common Stock outstanding at June 30, 1998 - 16,452,008 shares of $.001 par value Common Stock.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

-------------------------------------------------------------------------------

                                   FORM 10-QSB

                       Financial Statements and Schedules
                              Cyclo3pss Corporation

                       For Three Months Ended May 31, 1998

       The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                               PART I - FINANCIAL INFORMATION

                                                               Page of
                                                             Form 10-QSB
   Item 1. Financial  Statements

           Condensed Consolidated Balance Sheets.......................3
           Condensed Consolidated Statements of Operations.............5
           Condensed Consolidated Statements of Cash Flow..............6
           Notes to Condensed Consolidated Financial Statements........7

   Item 2. Management's Discussion and Analysis or
           Plan of Operations.........................................11

                            PART II - OTHER INFORMATION

   Item 1. Legal Proceedings .........................................15

      Item 2Changes in Securities.....................................15

      Item 3Defaults Upon Senior Securities...........................15

      Item 4Submission of Matters to a Vote of Security Holders.......15

      Item 5Other Information.........................................15

      Item 6(a).Exhibits..............................................15

      Item 6(b).Reports on Form 8-K...................................15


   CYCLO3PSS CORPORATION

Cyclo3pss Coroporation
Condensed Consolidated Balance Sheets
(UNAUDITED)
-------------------------------------------------------------------------------





                                                       May 31      February 28
                                                        1998          1998
                                                    ------------ --------------
  Assets

   Current assets:

      Cash                                            $650,704       $573,161
      Accounts receivable                              232,099        113,090
      Inventories                                      149,513        152,026
      Prepaid expenses                                  95,796         75,526
                                                     ----------- --------------
  Total current assets                               1,128,112        913,803

  Property and equipment, net                          224,399        236,780

  Other assets:
      Goodwill, net                                    254,766        311,887
      Acquired patents, net                            358,380        368,941
      Developed patents and other, net                 131,394        128,730
                                                    ------------ --------------
                                                     $2,097,051    $1,960,141
                                                    ============ ==============

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets (continued)
   (UNAUDITED)
-------------------------------------------------------------------------------


                                                                       May 31       February 28
                                                                        1998           1998
                                                                   ------------------------------

  Liabilities and stockholders' equity

  Current liabilities:
      Accounts payable                                                $245,759       $668,834
      Accrued liabilities                                              108,561        112,789
      Current portion of capital lease obligations                      21,165         24,663
                                                                   ------------------------------
  Total current liabilities                                            375,485        806,286


   Long-term portion of capital lease obligations                        9,735         13,278


  Commitments and contingencies

   Stockholders' equity:
    Preferred stock:
      Preferred stock issuable in series: par value $.01,
          4,500,000 authorized:
          Series "A" convertible preferred stock; 356,638
            shares authorized; 356,638 shares issued and
            outstanding                                                    356           356
          Series "B" convertible preferred stock; 30,000
            shares authorized; 1,932 shares issued and
            outstanding                                                     19            19
      Class "A" preferred stock, par value $.01; 500,000
        shares authorized; none issued or outstanding                      ---           ---
      Common stock, par value $.001; 55,000,000 shares
       authorized; 15,145,868 shares issued at February 28,
      1998 and 16,452,008 shares issued at May 31, 1998                 16,452        15,146
      Additional paid-in capital                                    17,440,283    16,034,785
      Accumulated deficit                                          (15,243,734)  (14,408,184)
      Less treasury stock, 264,000 common shares at cost              (501,545)     (501,545)
                                                                 ------------------------------
      Total stockholders' equity                                     1,711,831     1,140,577
                                                                 ------------------------------
                                                                    $2,097,051    $1,960,141
                                                                 ==============================



   See accompanying notes to condensed consolidated financial statements

CYCLO3PSS CORPORATION
Condensed Consolidated Statements of Operations
-----------------------------------------------------------------------------
(UNAUDITED)


                                                    For the three months ended
                                                              May 31,
                                                        1998           1997
                                                  -------------- --------------

   Net revenues                                        $323,391       $302,391

   Costs and expenses:
      Cost of sales                                     278,106        245,191
      Research and development                          114,822         77,865
      Selling and marketing                             110,159         47,452
      General and administrative                        553,064        271,107
      Depreciation and amortization                     103,671        108,830
                                                  -----------------------------
                Total expenses                        1,159,822        750,445

  Loss from operations                                (836,431)      (448,054)
  Interest income                                        2,305         14,212
  Interest expense                                      (1,424)       (58,206)
                                                  -----------------------------

  Net loss                                            (835,550)      (492,048)
   Preferred stock dividends                           (38,958)       (38,958)
                                                 -----------------------------
   Net loss applicable to common stock               $(874,508)     $(531,006)
                                                 =============================

   Net loss per common share                              (.05)          (.04)
                                                 -----------------------------
    Weighted average number of common shares
     issued and outstanding                         16,013,295     12,821,875
                                                 =============================




See accompanying notes to condensed consolidated financial statements

CYCLO3PSS CORPORATION
Condensed Consolidated Statements of Cash Flow
(UNAUDITED)
------------------------------------------------------------------------------

                                                                              For the three months ended
                                                                                        May 31,
                                                                                 1998            1997
                                                                           --------------------------------

  Cash flows from operating activities:
      Net loss                                                                $(835,550)       $(492,048)
      Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                              103,671          108,830
     Accrued interest on convertible debt issuance                                  ---           34,680
     Issuance of warrant with convertible debt                                      ---           21,193
             Common stock issued for services                                       ---          184,000
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                              (119,009)        (122,158)
       (Increase) decrease in inventories                                         2,513          (14,698)
       (Increase) decrease in prepaid expense                                   (20,270)         (51,926)
       Decrease in accounts payable and accrued liabilities                    (427,303)         (12,149)
                                                                           --------------------------------
  Net cash used in operating activities                                      (1,295,948)        (444,276)
                                                                           --------------------------------

  Cash flows from investing activities:
      Purchase of property and equipment                                        (20,455)          (3,988)
      Addition to developed patents and other                                    (5,817)            ----
                                                                           --------------------------------
  Net cash used in investing activities                                         (26,272)          (3,988)
                                                                           --------------------------------
  Cash flows from financing activities:
      Proceeds from issuance of common stock                                  1,395,004             ----
      Proceeds from exercise of stock options                                    11,800             ----
      Principal payments under capital lease obligations                         (7,041)          (6,017)
                                                                           --------------------------------
  Net cash provided by (used in) financing activities                         1,399,763           (6,017)
                                                                           --------------------------------

  Net increase (decrease) in cash                                                77,543         (454,281)

  Cash at beginning of period                                                   573,161        1,275,636
                                                                           --------------------------------

  Cash at end of period                                                         650,704         $821,355
                                                                           ================================



See accompanying notes to condensed consolidated financial statements.

CYCLO3PSS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   1.  Summary of Significant Accounting Policies

   Financial Statements

   The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The balance sheet at February 28, 1998 represents the Company's audited consolidated balance sheet at that date.

   In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Cyclo3pss Corporation ("Company") as of May 31, 1998, and the results of its operations and its cash flows for the interim periods ended May 31, 1998 and May 31, 1997. The operating results for the interim periods are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended February 28, 1998.

   Organization

   The Corporation was formed in Delaware in 1927. In 1990, the Corporation was reorganized as Cyclo3pss Medical Systems, Inc. In 1995, the Company changed its name to Cyclo3pss Corporation. The Company is primarily engaged in the design, manufacturing, assembly, sales and installation of ozone application technologies and processes. The Company's principal technology provides an alternative to address food safety concerns and laundry disinfection and efficiency. Cyclopss also markets sorting and counting systems to the laundry industry and manufactures and sells specialty chemicals. The Company holds patents for medical sterilization processes and plans to resume research and development activities in this field by the fiscal year 2000.

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

CYCLO3PSS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   1.  Summary of Significant Accounting Policies (continued)

   Net Loss per Common Share

   Net loss per common share is calculated after deduction of preferred stock dividends divided by the weighted average number of shares of common stock issued and outstanding during the period. Loss per common share for preferred stock dividends was immaterial (less than one cent per share). The Company excluded 2,556,249 options and 2,296,140 warrants from the weighted average shares outstanding computation as their effect would be anti-dilutive.

   New Accounting Standard

   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No.130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statements has no impact on the Company's net income (loss) or stockholders' equity.

   For the first quarter of 1998 and 1997, total comprehensive loss amounted to $874,508 and $531,006, respectively.

   SFAS No. 131 establishes standards for reporting financial and descriptive information about its reportable operating segments. SFAS No. 131 changes current practice under SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, by establishing a new framework on which to base segment reporting (referred to as the management approach) and also requires interim reporting of segment information. The Company has elected to apply the Statement to its interim financial statements in the current year.

   2.  Basis of Presentation

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at February 28, 1998 of $14,408,184 and $15,243,734 at May 31, 1998, and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

   The net loss for the year ended February 28, 1998 was $2,928,197 and $874,508 for the three months ended May 31, 1998. To date, the Company has funded its operations through the issuances of common and preferred stock. The Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to raise additional financing.

   The Company believes that these conditions have resulted from the inherent risks associated with small technology companies. Such risks include, but are not limited to, the ability to (a) generate

CYCLO3PSS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------



   2.  Basis of Presentation (continued)

   sales of its product at levels sufficient to cover its costs and provide a return for investors, (b) attract additional capital in order to finance growth, (c) further develop and successfully market commercial products and
   (d) successfully compete with other technology companies having financial, production and marketing resources significantly greater than those of the Company.

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


   3. Contingencies

   The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes, based on advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows. These matters are described in the Company's Form 10-KSB for the year ended February 28, 1998.

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------



   4. Segment Information

   During the three months ended May 31, 1998, the Company operated in three principal industries; development, marketing and installation of Eco-Pure Food Safety Systems for food decontamination in both aqueous and gaseous forms ("food safety products"); the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries ("textile products"); and the manufacture and sale of specialty chemicals ("biochemical products").

   Operating profit is total revenue less operating expenses, excluding interest expense and general corporate expenses. Corporate assets consist primarily of cash and cash equivalents and property and equipment.


                                                  For three months ended
                                                        May 31, 1998
                                                  _______________________

   Net revenues
      Food Safety products                               $156.000
      Textile products                                    102,894
      Biochemical products                                 64,497
                                                        ----------

      Total Revenue                                      $323,391
                                                        ==========

   Operating loss (income)
      Food Safety products                               $(12,998)
      Textile products                                   (327,950)
      Biochemical products                                 (9,746)
                                                        ----------
      Total operating loss                               (350,694)

      Corporate expenses                                 (485,737)
      Interest income                                       2,305
      Interest expense                                     (1,424)
                                                        ----------
      Net loss                                          $(835,550)
                                                        ==========

   Identifiable assets
      Food Safety products                               $110,989
      Textile products                                    897,510
      Biochemical products                                270,808

      General corporate assets                            817,744
                                                       -----------
      Totals assets                                    $2,097,051
                                                       ===========

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               OR PLAN OF OPERATION

   General

   Cyclopss Corporation is primarily engaged in ozone application technologies and processes. The Company's main product lines offer an alternative to food safety, particularly microbial reductions on meat, poultry, fruits and vegetables. Additional products offered by the Company enable manufacturers to eliminate microbial build up in and on food processing equipment, while other ozone-related products marketed by the Company to commercial and institutional landry markets enable users to reduce costs associated with labor, water, energy, chemicals, and wastewater disposal.

   The Company also markets an automated sorting and counting system for commercial laundries. Other non-ozone based products offer by the Company include more than 350 specialty chemicals and compounds.

   The Company has developed but not marketed two medical sterilization products to date. Due to the demand for alternative disinfection systems for food safety and cost saving equipment for the commercial laundry markets, the Company shifted its focus from medical sterilization, to more immediate, less or non-encumbered target markets -- food, laundry and chemical compounds.

   Results of Operations

   The Company's revenues were $323,391 for the three months ended May 31, 1998 compared to $302,391 for the three months ended May 31, 1997. Three of the Company's wholly owned subsidiaries currently contribute to the Company's gross revenues, Eco-Pure Food Safety Systems, Inc. (EPFS), Cyclopss Laundry Systems, Inc. (CLS) and Cyclopss Biochemical Corporation (CBC). The Company's gross margin for the three months ended May 31, 1998 was $45,285 compared to $57,200 for the three months ended May 31, 1997. The Company expects revenue to continue to increase.

   Research and development expenses increased to $114,822 for the three months ended May 31, 1998 from $77,865 for the three months ended May 31, 1997. The Company believes it is necessary and intends to increase its research and development efforts in the current year in order to complete the development process of food processing systems and to comply with USDA protocols to validate these systems.

   Selling and marketing expenses increased to $110,159 for the three months ended May 31, 1998 from $47,452 for the three months ended May 31, 1997. The Company began to place its advertising in a variety of general business and food-related trade publications, to maximize its exposure during what is continuing to be a period of increased scrutiny over food safety issues. Management believes that it is critical to periodically support and supplement its sales efforts through advertising, public relations campaigns and trade-show participation.

   General and administrative expenses increased to $553,064 for the three months ended May 31, 1998 from $271,107 for the three months ended May 31, 1997, due to an increase in management employment, shareholder relations and legal fees. Management believes general and administrative costs will continue to increase as more products are developed and commercialized.

   Interest expense declined to $1,424 for the three months ended May 31, 1998 compared to $58,206 for the three months ended May 31, 1997, due to the conversion of long-term debt to common stock.

   The Company believes that three of its divisions, namely Eco-Pure Food Safety Systems, Inc., Cyclopss Laundry Systems, Inc., and Cyclopss Biochemical, Inc. will be the major contributors to the Company's future revenue stream. In order to achieve sales growth acceptable to management, the Company will primarily focus on these three areas of the Company.

   Liquidity and Capital Resources

   As of the date of this filing, the Company has insufficient funds on hand to continue its operations for the entire upcoming fiscal year ending February 28, 1999 and meet the new quantitive maintenance requirements for continued listing on Nasdaq Stock Market, unless significantly increased revenues and gross profits are achieved or additional financing is obtained. Should the Company be unsuccessful in achieving the increased level of revenues and gross profits required to pay its operating expenses or in acquiring adequate additional financing, the Company will seek direction from the Board of Directors as to what action must be taken to create a safe harbor for the Company's limited operations and assets. Management is aggressively exploring additional financing for the ongoing operations of the Company. There are no assurances that the efforts to locate and secure additional financing will be successful, and the failure to secure this financing would substantially alter management's assumptions as presented heretofore and in the remainder of this section and render the Company unable to meet the new quantitive maintenance requirements for continued listing on Nasdaq Stock Market

   Cash used in operating activities was $1,295,948 for the three months ended May 31, 1998 compared to $444,276 for the three months ended May 31, 1997. The Company's use of cash has been more aggressive this year, as the Company experienced significant general and administrative and marketing expenses asscoiated with the development and promotion of its Eco-Pure Food Safety Systems.

   Cash expenditures for property and equipment were $26,272 for the three months ended May 31, 1998 compared to $3,988 for the three months ended May 31, 1997. This increase was the result of the Company increasing purchases of research equipment and certain leasehold improvements.

   Net cash provided by financing activities for the three months ended May 31, 1998 was $1,399,763 compared to cash used in financing activities of $6,017 for the three months ended May 31, 1997. This increase was due to the issuance of 1,296,140 shares of common stock in a private placement offering through First Financial Investment Securities. This financing raised $1,620,175 ($1,395,004 in net proceeds).

   Total assets increased to $2,097,051 for the three months ended May 31, 1998 from $1,960,141 for the year ended February 28, 1998, due to the increase in the Company's cash position and a significant increase in accounts receivable from $113,090 at February 28, 1998 to $232,099 at May 31, 1998.

   Total current liabilities decreased to $375,485 at May 31, 1998 from $806,286 at February 28, 1998, a decrease of $430,801. The decrease in the Company's current liabilities at May 31, 1998 was primarily attributed to decrease of $423,075 in accounts payable as a result of the Company's ability to pay obligations when they became due. Long term liabilities decreased to $9,735 for the three months ended May 31, 1998 from $13,278 for the year ended February 28, 1998. This decrease was due to reclassification of long term lease obligations to current obligations.

   During the period of March 9, 1998 to April 15, 1998, the Company authorized and offered its restricted common shares to accredited investors in an offering made pursuant to a Board Resolution on February 27, 1998 through First Financial Investment Securities Inc. Subscribers purchased 1,296,140 of such shares in this offering for a total of $1,620,175 or $1,395,004 after costs. These shares were sold for $1.25 each and each share carries a warrant. This redeemable warrant entitles the holder to purchase one share of common stock at a price of $3.75 per share.

   Plan of Operation

   Food Safety Systems

   In June of 1997, ozone was granted the status as "generally recognized as safe" or "GRAS", allowing food processors to use ozone in the processing of certain food items. This, together with a period of increased scutiny over food safety issues, created a groundswell of demand for alternative food decontamination technologies. One Cyclo3pss designed food safety system is already in the process of being installed for a major food company. The Company believes this sale will result in further opportunities with this and other food related companies.

   One major challenge that the Company faces is that of educating government, industry and the end consumer about the benefits of ozone. Ozone is a naturally-occurring phenomenon that is usually associated with photochemical smog or an eroding level of protection in our atmosphere. It is the Company's intent to provide this education and show the beneficial side of ozone: decontamination. For industry, ozone is a cost competitive and environmentally-friendly answer to microbial contaminates. For the consumer, ozone kills harmful microorganisms quickly and leaves behind no chemical residue.

   Laundry Systems

   The Company will continue to market its ozone laundry washing systems, Eco-Wash. The Company will also continue to upgrade existing customers' sorting and counting system, (VAC Soil Counting System) with recent technological changes. The Company believes the products developed and marketed by this subsidiary will enjoy increased market potential in coming years due to:

   * Competitive laundry markets will create a need for cost reduction and increased productivity;
   *  Further  environmental  restrictions  placed  on discharge water quality;
   * Increased emphasis on sanitation and disinfection in the laundry industry; and
   * Increased concern regarding environmental issues associated with the laundry industry.

   Specialty Chemicals

   The Company's Biochem sibsidiary will be provided additional marketing and promotional assistance in order to increase sales and product development. Current sales activities will be evaluated and alternatives looked for to improve profit margins. Joint efforts will continue with Foster Miller, Inc., to market Biochem's monomer to the aerospace industry.


   The focus for the fiscal year 1999 will be sales in the three target areas and the Company will apply the resources necessary to accomplish this. The Company anticipates a spending level of approximately $1,000,000 on research and development activities required to continue with product validation and food trials. Sales and marketing activities will be budgeted at $1,500,000 to allow for sales staff, advertising and trade shows. General and administrative expenses should be in the $2,000,000 range for the year.

   The Company had 24 full time and 2 part-time employees as of May 31, 1998. The Company anticipates additional employees will be required in engineering and sales during the next twelve months. The impact of the above will be determined by the market demand for food safety and textile systems and specialty chemicals.

   The information set forth herein as to anticipated research and development costs, equipment purchases and increase in employees are management's best estimates based upon current plans. Actual expenditures may be greater or less than such estimates depending on many factors including, but not limited to the availability of new technologies, the completion or lack of completion of certain strategic alliances, and the timing and successful completion of the Company's stated requirement to acquire additional operating and growth capital, industry initiatives, success of the Company's research and development efforts, and other factors.

   From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The private Securities litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

   1.   Market acceptance of the Company's products;
   2. Obtaining sufficient additional operating capital in the form of debt or equity;
   3.   The existence of an orderly market in the Company's securities;
   4.   Increased sales of the various products of the Company;
   5.   Continued success in the Company's research and development activities;
        and
   6.   Successful completion of strategic alliances.

   PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings.None.

      Item 2.     Changes in Securities.  None.

      Item 3.     Defaults Upon Senior SecuritieNone.

      Item 4.     Submission of Matters to a Vote of Security HoldNone.

      Item 5.     Other Information.

      Item 6.     Exhibits and Reports on Form 8None.



                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CYCLO3PSS CORPORATION



 Date: July 14, 1998                       By/s/ Gary D. Bratcher
                                          -------------------------------
                                           Gary D. Bratcher
                                           Chief Executive Officer
                                           Principal Executive Officer



 Date: July 14, 1998                        By/s/ Mondis Nkoy
                                          -------------------------------
                                            Mondis Nkoy
                                            Controller, Corporate Secretary
                                            Principal Financial Officer