Form 10QSB/A
period 1998-05-31
CYCLO3PSS CORP
filed 1998-07-16
CIK 895319

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB/A

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                          FOR THE QUARTER ENDED MAY 31, 1998

                                          OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 0-22720

                                CYCLO3PSS CORPORATION
             (Name of Small Business Issuer as specified in its charter)

             Delaware                                    87-0455642
      ----------------------                           --------------
 (State or other jurisdiction of                       (I.R.S. Employer
  Incorporation or organization)                        Identification No.)

        3646 West 2100 South
        Salt Lake City, Utah                             84120-1202
     --------------------------                        ---------------
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

                                   FORM 10-QSB/A

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

      Item 3Defaults Upon Senior Securities...........................15

      Item 4Submission of Matters to a Vote of Security Holders.......15

      Item 5Other Information.........................................15

      Item 6(a).Exhibits..............................................15

      Item 6(b)Reports on Form 8-K....................................15

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets
   (UNAUDITED)
   ---------------------------------------------------------------------------

                                                      May 31      February 28
                                                       1998           1998
                                                   ------------ --------------
  Assets

   Current assets:

      Cash                                           $650,704       $573,161
      Accounts receivable                             232,099        113,090
      Inventories                                     149,513        152,026
      Prepaid expenses                                 95,796         75,526
                                                   ---------------------------
  Total current assets                              1,128,112        913,803

  Property and equipment, net                         224,399        236,780

  Other assets:
      Goodwill, net                                   254,766        311,887
      Acquired patents, net                           358,380        368,941
      Developed patents and other, net                131,394        128,730
                                                   ---------------------------
                                                    $2,097,051    $1,960,141
                                                   ===========================

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets (continued)
   (UNAUDITED)
   -------------------------------------------------------------------------

                                                                       May 31     February 28
                                                                        1998         1998

                                                                    -------------------------

   Liabilities and stockholders' equity

  Current liabilities:
      Accounts payable                                                $245,759       $668,834
      Accrued liabilities                                              108,561        112,789
      Current portion of capital lease obligations                      21,165         24,663
                                                                    --------------------------
  Total current liabilities                                            375,485        806,286


   Long-term portion of capital lease obligations                        9,735         13,278


  Commitments and contingencies

   Stockholders' equity:
    Preferred stock:
      Preferred stock issuable in series: par value $.01,
          4,500,000 authorized:
          Series "A" convertible preferred stock; 356,638
            shares authorized; 356,638 shares issued and
            outstanding                                                    356           356
          Series "B" convertible preferred stock; 30,000
            shares authorized; 1,932 shares issued and
            outstanding                                                     19            19
      Class "A" preferred stock, par value $.01; 500,000
        shares authorized; none issued or outstanding                      ---           ---
      Common stock, par value $.001; 55,000,000 shares
       authorized; 15,145,868 shares issued at February 28,
      1998 and 16,452,008 shares issued at May 31, 1998                 16,452         15,146
      Additional paid-in capital                                    17,440,283     16,034,785
      Accumulated deficit                                          (15,243,734)   (14,408,184)
      Less treasury stock, 264,000 common shares at cost              (501,545)      (501,545)
                                                                  -----------------------------
      Total stockholders' equity                                     1,711,831      1,140,577
                                                                  -----------------------------
                                                                    $2,097,051     $1,960,141
                                                                  =============================


   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Operations
  -----------------------------------------------------------------------------
   (UNAUDITED)


                                                    For the three months ended
                                                          May 31, nded
                                                        1998           1997
                                                  -------------- --------------

   Net revenues                                        $323,391       $302,391

   Costs and expenses:
      Cost of sales                                     278,106        245,191
      Research and development                          114,822         77,865
      Selling and marketing                             110,159         47,452
      General and administrative                        553,064        271,107
      Depreciation and amortization                     103,671        108,830
                                                 --------------  --------------
                Total expenses                        1,159,822        750,445

  Loss from operations                                (836,431)      (448,054)
  Interest income                                        2,305         14,212
  Interest expense                                      (1,424)       (58,206)
                                                 --------------  --------------

  Net loss                                            (835,550)      (492,048)
   Preferred stock dividends                           (38,958)       (38,958)
                                                 -------------- --------------
   Net loss applicable to common stock               $(874,508)     $(531,006)
                                                 ============== ==============

   Net loss per common share                              (.05)          (.04)
                                                 -------------- --------------
    Weighted average number of common shares
     issued and outstanding                         16,013,295     12,821,875
                                                 ============== ==============




 ---------------------------------------------------------------------------
   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Cash Flow
   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                 For the three months ended
                                                                                          May 31,
                                                                                   1998            1997
                                                                              --------------------------------
  Cash flows from operating activities:
      Net loss                                                                   $(835,550)       $(492,048)
      Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 103,671          108,830
     Accrued interest on convertible debt issuance                                     ---           34,680
     Issuance of warrant with convertible debt                                         ---           21,193
             Common stock issued for services                                          ---          184,000
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                                 (119,009)        (122,158)
       (Increase) decrease in inventories                                            2,513          (14,698)
       (Increase) decrease in prepaid expense                                      (20,270)         (51,926)
       Decrease in accounts payable and accrued liabilities                       (427,303)         (12,149)
                                                                                ------------------------------
  Net cash used in operating activities                                         (1,295,948)        (444,276)
                                                                                ------------------------------
  Cash flows from investing activities:
      Purchase of property and equipment                                           (20,455)          (3,988)
      Addition to developed patents and other                                       (5,817)            ----
                                                                                ------------------------------
  Net cash used in investing activities                                            (26,272)          (3,988)
                                                                                ------------------------------
  Cash flows from financing activities:
      Proceeds from issuance of common stock                                     1,395,004             ----
      Proceeds from exercise of stock options                                       11,800             ----
      Principal payments under capital lease obligations                            (7,041)          (6,017)
                                                                                ------------------------------
  Net cash provided by (used in) financing activities                            1,399,763           (6,017)
                                                                                ------------------------------

  Net increase (decrease) in cash                                                   77,543         (454,281)

  Cash at beginning of period                                                      573,161        1,275,636
                                                                                -------------------------------

  Cash at end of period                                                            650,704         $821,355
                                                                                ===============================









   ----------------------------------------------------------------------------
   See accompanying notes to condensed consolidated financial statements.

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

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
   ----------------------------------------------------------------------------


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

                                                 For three months ended
                                                       May 31, 1998
                                                 _______________________

   Net revenues
      Food Safety products                             $156,000
      Textile products                                  102,894
      Biochemical products                               64,497
                                                      -----------

      Total Revenue                                    $323,391
                                                      ===========

   Operating loss (income)
      Food Safety products                             $(12,998)
      Textile products                                 (327,950)
      Biochemical products                               (9,746)
                                                      -----------
      Total operating loss                             (350,694)

      Corporate expenses                               (485,737)
      Interest income                                     2,305
      Interest expense                                   (1,424)
                                                      -----------
      Net loss                                        $(835,550)
                                                      ===========

   Identifiable assets
      Food Safety products                             $110,989
      Textile products                                  897,510
      Biochemical products                              270,808

      General corporate assets                          817,744
                                                      ------------
      Totals assets                                    $2,097,051
                                                      ============

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

Liquidity and Capital Resources

     As of the date of this filing, the Company has insufficient funds on hand to continue its operations for the entire upcoming fiscal year ending February 28, 1999 and meet the new quantitive maintenance requirements for continued listing on Nasdaq Stock Market, unless significantly increased revenues and gross profits are achieved or additional financing is obtained. Should the Company be unsuccessful in achieving the increased level of revenues and gross profits required to pay its operating expenses, which approximate $250,000 per month, or in acquiring adequate additional financing, the Company will seek direction from the Board of Directors as to whether operation should be curtailed, other financing arrangments can be achieved, or what action should be taken to preserve the Company's limited assets. Management is aggressively exploring additional financing for the ongoing operations of the Company. There are no assurances that the efforts to locate and secure additional financing will be successful, and the failure to secure this financing would substantially alter management's assumptions as presented heretofore and in the remainder of this section and render the Company unable to meet the new quantitive maintenance requirements for continued listing on Nasdaq Stock Market. The Company does not currently meet the continued listing requirements of the Nasdaq Small-Cap Market. The Company has requested an exception to the continued listing requirements however, such request was denied by a Nasdaq Listing Qualification Panel. The Panel determined to delist the Company's securities effective June 16, 1998. The Company was entitled to appeal, and did appeal such determination. The Company's appeal will be heard by a new Listing Panel. The Company anticipates that its common stock will continue to be listed on the Nasdaq Small-Cap Market. The Company has funded its operations through the sale of its securities. The failure to be listed on Nasdaq would likely have an adverse effect on the ability of the Company to raise additional capital to fund its operations.

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

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The private Securities litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

1.  Market acceptance of the Company's products;
2. Obtaining sufficient additional operating capital in the form of debt or equity;
3.  The existence of an orderly market in the Company's securities;
4.  Increased sales of the various products of the Company;
5.  Continued success in the  Company's  research and  development  activities;
    and,
6.  Successful completion of strategic alliances.





   PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings.  None.

      Item 2.     Changes in Securities.  None.

      Item 3.     Defaults Upon Senior Securities. None.

      Item 4.     Submission of Matters to a Vote of Security Holders. None.

      Item 5.     Other Information.

      Item 6.     Exhibits and Reports on Form 8K.  None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CYCLO3PSS CORPORATION


   Date: July 14, 1998                    By/s/ Gary D. Bratcher
                                          -----------------------------
                                          Gary D. Bratcher
                                          Chief Executive Officer
                                          Principal Executive Officer



   Date: July 14, 1998                    By/s/ Mondis Nkoy
                                          -----------------------------
                                          Mondis Nkoy
                                          Controller, Corporate Secretary
                                          Principal Financial Officer