Form 10QSB
period 1998-08-31
CYCLO3PSS CORP
filed 1998-10-16
CIK 895319

--------------------------------------------------------------------------------


                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED August 31, 1998

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



Common Stock outstanding at October 14, 1998 - 17,205,582 shares of $.001 par value Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE: NONE

 -------------------------------------------------------------------------------

                                       FORM 10-QSB

                             Financial Statements and Schedules
                                    Cyclo3pss Corporation

                           For Three Months Ended August 31, 1998

       The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                               PART I - FINANCIAL INFORMATION

                                                                 Page of
                                                             Form 10-QSB
   Item 1. Financial  Statements

           Condensed Consolidated Balance Sheets.......................3
           Condensed Consolidated Statements of Operations.............5
           Condensed Consolidated Statements of Cash Flow..............7
           Notes to Condensed Consolidated Financial Statements........8

   Item 2. Management's Discussion and Analysis or
           Plan of Operations.........................................12

                            PART II - OTHER INFORMATION

   Item 1. Legal Proceedings .........................................16

   Item 2. Changes in Securities......................................16

   Item 3. Defaults Upon Senior Securities............................16

   Item 4. Submission of Matters to a Vote of Security Holders........16

   Item 5. Other Information..........................................16

   Item 6. Exhibits...................................................16

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets
   (UNAUDITED)
 -------------------------------------------------------------------------------




                                                         August 31   February 28
                                                           1998          1998
                                                       ------------ ------------
  Assets

   Current assets:

      Cash                                                $149,961      $573,161
      Accounts receivable                                   75,880       113,090
      Inventories                                          158,630       152,026
      Prepaid expenses                                      61,938        75,526
  Total current assets                                     446,409       913,803

  Property and equipment, net                              211,701       236,780

  Other assets:
      Goodwill, net                                        197,644       311,887
      Acquired patents, net                                347,818       368,941
      Developed patents and other, net                     132,022       128,730
                                                        $1,335,594    $1,960,141
                                                       ============ ============

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets (continued)
   (UNAUDITED)
   -------------------------------------------------------------------------




                                                         August 31   February 28
                                                             1998        1998
                                                       -------------------------
   Liabilities and stockholders' equity

  Current liabilities:
      Accounts payable                                     $103,779    $668,834
      Accrued liabilities                                    78,188     112,789
      Current portion of capital lease obligations           15,106      24,663
  Total current liabilities                                 197,073     806,286


   Long-term portion of capital lease obligations             9,735      13,278


  Commitments and contingencies

   Stockholders' equity:
    Preferred stock:
      Preferred stock issuable in series: par value $.01,
          4,500,000 authorized:
          Series "A" convertible preferred stock; 356,638       356         356
            shares authorized; 356,638 shares issued and
            outstanding
          Series "B" convertible preferred stock; 30,000         18          19
            shares authorized; and 1,932 shares issued and
             outstanding
      Class "A" preferred stock, par value $.01; 500,000
        shares authorized; none issued or outstanding          ---          ---
      Common stock, par value $.001;  55,000,000 shares
      authorized;  15,145,868 shares issued at February 28,
      1998 and 16,651,962 shares issued at August 31, 1998   16,652      15,146
      Additional paid-in capital                         17,545,900  16,034,785
      Accumulated deficit                               (15,932,595)(14,408,184)
      Less treasury stock, 264,000 common shares at cost   (501,545)   (501,545)
      Total stockholders' equity                          1,128,786   1,140,577
                                                         $1,335,594  $1,960,141
                                                       =========================



   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Operations
   (UNAUDITED)
   -----------------------------------------------------------------------------




                                                    For the three months ended
                                                            August 31,
                                                        1998           1997
                                                 -------------- --------------

   Net revenues                                        $265,273       $249,228

   Costs and expenses:
      Cost of sales                                     182,591        178,184
      Research and development                           91,716         74,159
      Selling and marketing                              93,490        116,822
      General and administrative                        482,634        386,760
      Depreciation and amortization                     104,250        108,328
                Total expenses                          954,681        864,253

  Loss from operations                                (689,408)      (615,025)
  Interest income                                         1,624          9,279
  Interest expense                                      (1,077)       (42,852)

  Net loss                                            (688,861)      (648,598)
   Preferred stock dividends                           (38,958)       (38,958)
                                                 -------------- --------------
   Net loss applicable to common stock               $(727,819)     $(687,556)

   Net loss per common share                              (.04)          (.05)
                                                 -------------- --------------
   Weighted average number of common shares
     issued and outstanding                          16,584,659     13,192,193
                                                 -----------------------------









   See accompanying notes to condensed consolidated financial statements

   Condensed Consolidated Statements of Operations
   (UNAUDITED)
   -----------------------------------------------------------------------------




                                                     For the six months ended
                                                            August 31,
                                                        1998           1997
                                                 -------------- --------------

   Net revenues                                        $588,664       $551,619

   Costs and expenses:
      Cost of sales                                     460,696        423,374
      Research and development                          206,538        152,023
      Selling and marketing                             203,650        164,274
      General and administrative                      1,035,698        657,867
      Depreciation and amortization                     207,921        217,159
                Total expenses                        2,114,503      1,614,697

  Loss from operations                              (1,525,839)    (1,063,078)
  Interest income                                         3,929         23,490
  Interest expense                                      (2,501)      (101,059)

  Net loss                                          (1,524,411)    (1,140,647)
   Preferred stock dividends                           (77,916)       (77,916)
                                                 -------------- --------------
   Net loss applicable to common stock             $(1,602,327)   $(1,218,563)

   Net loss per common share                              (.10)          (.09)
                                                 -------------- --------------
    Weighted average number of common shares
     issued and outstanding                         16,298,977      13,027,136
   ---------------------------------------------------------------------------











   See accompanying notes to condensed consolidated financial statement

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Cash Flow
   (UNAUDITED)
   -----------------------------------------------------------------------------



                                                       For the six months ended
                                                                August 31,
                                                           1998            1997
                                                --------------------------------
  Cash flows from operating activities:
      Net loss                                       $(1,524,411)   $(1,140,646)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                    207,921        217,159
         Accrued interest on convertible debt issuance         --         69,360
         Issuance of warrant with convertible debt             --         27,380
         Common stock issued for services                      --        168,000
         Changes in assets and liabilities:
           Decrease in accounts receivable                 37,210         14,218
           Increase in inventories                        (6,604)       (28,669)
           Decrease in prepaid expense                     13,588         38,065
           Decrease in accounts payable and
             accrued liabilities                        (599,656)       (65,772)
  Net cash used in operating activities               (1,871,952)      (700,905)

  Cash flows from investing activities:
      Purchase of property and equipment                 (39,944)        (9,281)
      Addition to developed patents and other            (10,824)             --
  Net cash used in investing activities                  (50,768)        (9,281)

  Cash flows from financing activities:
      Proceeds from issuance of common stock            1,500,820             --
      Proceeds from exercise of stock options              11,800             --
      Principal payments under capital lease obligations (13,100)       (11,435)
  Net cash provided by (used in) financing activities   1,499,520       (11,435)

  Net decrease in cash                                  (423,200)      (721,621)

  Cash at beginning of period                             573,161      1,275,636

  Cash at end of period                                  $149,961       $554,015
  Supplemental schedule of non-cash financing activities
  Conversion of long term debt obligations to common stock    ---       $916,000
  Conversion of interest payable on long term obligations
   to common stock                                            ---       $174,430




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

   In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Cyclo3pss Corporation ("Company") as of August 31, 1998, and the results of its operations and its cash flows for the interim periods ended August 31, 1998 and August 31, 1997. The operating results for the interim periods are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended February 28, 1998.

   Organization

   The Corporation was formed in Delaware in 1927. In 1990, the Corporation was reorganized as Cyclo3pss Medical Systems, Inc. In 1995, the Company changed its name to Cyclo3pss Corporation. The Company is primarily engaged in the design, manufacture, assembly, sales and installation of ozone application technologies and processes. The Company's principal technology provides an alternative to address food safety concerns and laundry disinfection and efficiency. Cyclo3pss also markets sorting and counting systems to the laundry industry and manufactures and sells specialty chemicals. The Company holds patents for medical sterilization processes and plans to resume research and development activities in this field by the fiscal year 2000.

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

   New Accounting Standard

   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No.130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net income (loss) or stockholders' equity.

   For the three and six months ended August 31, 1998 and 1997, total comprehensive loss calculated in accordance to SFAS No. 130, amounted to $727,819 and $1,602,327, and $687,556 and $1,218,563, respectively.

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting financial and descriptive information about its reportable operating segments. SFAS No. 131 changes current practice under SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", by establishing a new framework on which to base segment reporting (referred to as the management approach) and also requires interim reporting of segment information. The Company has elected to apply the Statement to its interim financial statements in the current year.

   2.  Basis of Presentation

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit of $14,408,184 at February 28, 1998 and $15,932,595 at August 31, 1998, and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

   The net loss for the year ended February 28, 1998 was $2,928,197 and $1,524,411 for the six months ended August 31, 1998. To date, the Company has funded its operations through the issuances of common and preferred stock. The Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to raise CYCLO3PSS CORPORATION

   Notes to Condensed Consolidated Financial Statements (Unaudited)
  ------------------------------------------------------------------------------


   2.  Basis of Presentation (continued)

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

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
  ------------------------------------------------------------------------------


   4. Segment Information

   During the three and six months ended August 31, 1998, the Company operated in three principal industries; development, marketing and installation of Eco-Pure Food Safety Systems for food decontamination in both aqueous and gaseous forms ("food safety products"); the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries ("textile products"); and the manufacture and sale of specialty chemicals ("biochemical products").

   Operating profit is total revenue less operating expenses, excluding interest expense and general corporate expenses. Corporate assets consist primarily of cash, property, and equipment.

                                       For three months       For six months
                                    ended August 31, 1998  ended August 31, 1998
   Net revenues
      Food Safety products              $118,436                 $274,436
      Textile products                    27,020                  129,914
      Biochemical products               119,817                  184,314
                                       ------------            --------------
      Total consolidated Revenue        $265,273                 $588,664
                                       ------------            --------------
   Operating loss (income)
      Food Safety products              $(73,078)                $(86,076)
      Textile products                  (345,134)                (673,084)
      Biochemical products                55,972                   46,226
      Total operating loss              (362,240)                (712,934)

      Corporate expenses                (327,168)                (812,905)
      Interest income                      1,624                    3,929
      Interest expense                    (1,077)                  (2,501)
      Consolidated net loss             (688,861)              (1,524,411)
                                        -----------            --------------

                                      August 31, 1998         February 28, 1998
   Identifiable assets
      Food Safety products                92,898                      --
      Textile products                   730,486                 1,100,191
      Biochemical products               278,168                   373,434

      General corporate assets           234,042                   486,516
      Total consolidated assets        1,335,594                 1,960,141
                                      -------------            --------------

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               OR PLAN OF OPERATION

   General

   Cyclopss Corporation is primarily engaged in ozone application technologies and processes. The Company's main product lines offer an alternative for food safety, particularly microbial reductions on meat, poultry, fruits and vegetables. Additional products offered by the Company enable manufacturers to eliminate microbial build up in and on food processing equipment, while other ozone-related products marketed by the Company to commercial and institutional laundry markets enable users to reduce costs associated with labor, water, energy, chemicals, and wastewater disposal.

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

   Results of Operations

   The Company's revenues were $588,664 for the six months ended August 31, 1998 compared to $551,619 for the six months ended August 31, 1997. The revenues for the three months ended August 31, 1998 were $265,273 compared to $249,228 for the three months ended August 31, 1997. Three of the Company's wholly owned subsidiaries currently contribute to the Company's gross revenues, Eco-Pure Food Safety Systems, Inc. (EPFS), Cyclopss Laundry Systems, Inc.
   (CLS) and Cyclopss Biochemical Corporation (CBC). The Company's gross margin for the six months ended August 31, 1998 was $127,968 compared to $128,245 for the six months ended August 31, 1997. The gross margin for the three months ended August 31, 1998 was $82,682 compared to $71,044 for the three months ended August 31, 1997. The Company expects revenue to continue to increase.

   Research and development expenses increased to $206,538 for the six months ended August 31, 1998 from $152,023 for the six months ended August 31, 1997. Research and development expenses for the three months ended August 31, 1998 were $91,716, a slight increase from $74,159 for the three months ended August 31, 1997. The Company believes it is necessary and intends to increase its research and development efforts in the current year in order to complete the development process of food processing systems and to comply with USDA protocols to validate these systems.

   Selling and marketing expenses increased to $203,650 for the six months ended August 31, 1998 from $164,274 for the six months ended August 31, 1997. Selling and marketing expenses for the three months ended August 31, 1998 were $93,490, compared to $116,822 for the three months ended August 31, 1997. The Company placed its advertising in a variety of general business and food-related trade publications, to maximize its exposure during what is continuing to be a period of increased scrutiny over food safety issues. Management believes that it is critical to periodically support and supplement its sales efforts through advertising, public relations campaigns and trade- show participation.

   General and administrative expenses increased to $1,035,698 for the six months ended August 31, 1998 from $657,867 for the six months ended August 31, 1997, due to an increase in management employment, shareholder relations and legal fees. General and administrative expense for the three months ended August 31, 1998 were $482,634, an increase to $386,760 for the three months ended August 31, 1997 for the same reasons. Management took steps to reduce general and administrative costs to help conserve cash in August, 1998.

   Interest expense declined to $2,501 for the six months ended August 31, 1998 compared to $101,059 for the six months ended August 31, 1997, and it declined to $1,077 for the three months ended August 31, 1998 compared to $42,852 for the three months ended August 31, 1997, due to the conversion of long-term debt to common stock.

   The Company believes that three of its divisions, namely Eco-Pure Food Safety Systems, Inc., Cyclopss Laundry Systems, Inc., and Cyclopss Biochemical, Inc. will be the major contributors to the Company's future revenue stream. In order to achieve sales growth acceptable to management, the Company will primarily focus on these three areas of the Company.

   Liquidity and Capital Resources

   As of August 31, 1998 the Company had insufficient funds on hand to continue its operations for the entire fiscal year ending February 28, 1999. Under direction from the Board of Directors, in August, 1998 the Company eliminated several non-essential positions, reducing the number of employees by roughly half and overhead by 80%. Also, on September 1, 1998 chairman/CEO Gary Bratcher resigned to help the Company conserve cash and reduce overhead. On September 10, 1998 the board of directors authorized issuance of Series "C" convertible preferred stock with a $.01 par value and a stated value of $1,000 per share. These shares are convertible into common shares at 70% to 90% of the average stock price. The shares provide for payment of cumulative dividends at 10% annually, paid in stock. The offering was opened on October 1, 1998. The Company is currently in process of closing this offering. Despite the additional funds that may be raised from the issuance of preferred stock, currently in progress, the Company under it's present plan of operations, does not have sufficient liquidity and capital resources to continue in operation through February 28, 2000.

   On October 2, 1998 the Company was de-listed from the Nasdaq Small-Cap Market, since it did not meet the new quantitative maintenance requirements for continued listing on the Nasdaq Stock Market. This decision was made by a Nasdaq Listing Qualification Panel and the Company appealed this decision on October 12, 1998. Because the Company has funded its operations through the sale of its securities, the failure to be listed on Nasdaq will likely have an adverse effect on the ability of the Company to raise additional capital.

   Cash used in operating activities was $1,871,952 for the six months ended August 31, 1998 compared to $700,905 for the six months ended August 31, 1997. The Company's use of cash has been more aggressive this year, as the Company experienced significant general and administrative and marketing expenses associated with the development and promotion of its Eco-Pure Food Safety Systems.

   Cash expenditures for property and equipment and other assets were $50,768 for the six months ended August 31, 1998 compared to $9,281 for the six months ended August 31, 1997. This increase was the result of the Company increasing purchases of research equipment, patent fees and certain leasehold improvements.

   During the period of March 9, 1998 to June 15, 1998, the Company authorized and offered its restricted common shares to accredited investors in an offering made pursuant to a Board Resolution on February 27, 1998 through First Financial Investment Securities Inc. Subscribers purchased 1,395,140 of such shares in this offering for a total of $1,743,925 or $1,500,820 after costs. These shares were sold for $1.25 each and each share carries a warrant. This redeemable warrant entitles the holder to purchase one share of common stock at a price of $3.75 per share. This offering resulted an increase in net cash provided by financing activities for the six months ended August 31, 1998 to $1,499,520 compared to cash used in financing activities of $11,435 for the six months ended August 31, 1997.

   Total assets decreased to $1,335,594 for the six months ended August 31, 1998 from $1,960,141 for the year ended February 28, 1998, due to a decrease in the Company's cash position and a decrease in accounts receivable from $113,090 at February 28, 1998 to $75,880 at August 31, 1998.

   Total current liabilities decreased to $197,073 at August 31, 1998 from $806,286 at February 28, 1998, a decrease of $609,213. Long term liabilities decreased to $9,735 for the three months ended August 31, 1998 from $13,278 for the year ended February 28, 1998. This decrease was due to reclassification of long term lease obligations to current obligations and reflects the efforts of management to reduce the debt burden of the Company and pay down existing obligations.


   Plan of Operation

   The Company's Plan of Operation is subject to the availability of additional capital, of which there can be no assurance. As stated elsewhere in the Form 10-QSB, the Company continues to operate at a significant loss and continues to have insufficient capital for its operations.

   Food Safety Systems

   In June of 1997, ozone was granted the status as "generally recognized as safe" or "GRAS", allowing food processors to use ozone in the processing of certain food items. This, together with a period of increased scrutiny over food safety issues, created a groundswell of demand for alternative food decontamination technologies. One Cyclo3pss designed food safety system is already in the process of being installed for a major food company. The Company believes this sale will result in further opportunities with this and other food related companies.

   One major challenge that the Company faces is that of educating government, industry and the end consumer about the benefits of ozone. Ozone is a naturally-occurring phenomenon that is usually associated with photochemical smog or an eroding level of protection in our atmosphere. It is the Company's intent to provide this education and show the beneficial side of ozone: decontamination without residual chemicals. For industry, ozone is a cost competitive and environmentally-friendly answer to microbial decontamination. For the consumer, ozone kills harmful microorganisms quickly and leaves behind no chemical residue.

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

   Specialty Chemicals

   The Company's Biochem subsidiary will be provided additional marketing and promotional assistance in order to increase sales and product development. Current sales activities will be evaluated and alternatives sought to improve profit margins. Joint efforts will continue with Foster Miller, Inc., to market Biochem's monomer to the aerospace industry.

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

   The Company had 11 full time employees as of August 31, 1998. The Company anticipates additional employees will be required in engineering and sales during the next twelve months. The impact of the above will be determined by the market demand for food safety and textile systems and specialty chemicals.

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

   From time to time, the Company publishes forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The private Securities litigation Reform Act of 1995 provides a safe harbor for such forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

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

      Item 1.     Legal Proceedings.  None.

      Item 2.     Changes in Securities.  None.

      Item 3.     Defaults Upon Senior Securities.  None.

      Item 4.     Submission of Matters to a Vote of Security Holders.  None.

      Item 5.     Other Information.  None

      Item 6.     Exhibits and Reports on Form 8-K.  None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CYCLO3PSS CORPORATION


   Date: October 14, 1998                 By/s/ William R. Stoddard
                                          William R. Stoddard
                                          Chief Executive Officer
                                          Principal Executive Officer



   Date: October 14, 1998                 By/s/ Mondis Nkoy
                                          Mondis Nkoy
                                          Controller, Corporate Secretary
                                          Principal Financial Officer