Form 10QSB
period 1998-11-30
CYCLO3PSS CORP
filed 1999-01-19
CIK 895319

------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED November 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22720

                              CYCLO3PSS CORPORATION
           (Name of Small Business Issuer as specified in its charter)

             Delaware                                    87-0455642
          -------------                                --------------
  (State or other jurisdiction of                     (I.R.S. Employer
   Incorporation or organization)                      Identification No.)


         3646 West 2100 South
        Salt Lake City, Utah                              84120-1202
     --------------------------                        ----------------
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

Common Stock outstanding at January 14, 1999 - 18,580,582 shares of $.001 par value Common Stock.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

-------------------------------------------------------------------------------

                                   FORM 10-QSB

                       Financial Statements and Schedules
                              Cyclo3pss Corporation

                For Three and Nine Months Ended November 30, 1998

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                               PART I - FINANCIAL INFORMATION

                                                                   Page of
                                                                 Form 10-QSB
   Item 1. Financial  Statements

           Condensed Consolidated Balance Sheets.......................3
           Condensed Consolidated Statements of Operations.............5
           Condensed Consolidated Statements of Cash Flows.............7
           Notes to Condensed Consolidated Financial Statements........8

   Item 2. Management's Discussion and Analysis or
           Plan of Operations.........................................12


                            PART II - OTHER INFORMATION

   Item 1. Legal Proceedings .........................................17

      Item 2Changes in Securities.....................................17

      Item 3Defaults Upon Senior Securities...........................17

      Item 4Submission of Matters to a Vote of Security Holders.......17

      Item 5Other Information.........................................17

      Item 6Exhibits and Reports on 8-K...............................17

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets
   ----------------------------------------------------------------------------
   (UNAUDITED)





                                                    November 30   February 28
                                                        1998          1998
                                                   ----------------------------
  Assets

   Current assets:

      Cash                                            $121,803      $573,161
      Accounts receivable                               48,341       113,090
      Inventories                                      153,530       152,026
      Prepaid expenses                                  40,957        75,526
  Total current assets                                 364,631       913,803

  Property and equipment, net                          185,690       236,780

  Other assets:
      Goodwill, net                                         --       311,887
      Acquired patents, net                            283,784       368,941
      Developed patents and other, net                  52,800       128,730
                                                   ----------------------------
                                                      $886,905    $1,960,141
                                                   ============================

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets (continued)
   (UNAUDITED)
   -------------------------------------------------------------------------


                                                                November 30  February 28
                                                                   1998         1998
                                                             ----------------------------

   Liabilities and stockholders' equity

  Current liabilities:
      Accounts payable                                           $153,764      $668,834
      Accrued liabilities                                          78,815       112,789
      Current portion of capital lease obligations                 10,514        24,663
                                                              ----------------------------
  Total current liabilities                                       243,093       806,286

   Long-term portion of capital lease obligations                   9,735        13,278

  Commitments and contingencies

   Stockholders' equity:
    Preferred stock:
      Preferred stock issuable in series: par value $.01,
          4,500,000 authorized:
          Series "A" convertible preferred stock; 356,638
            shares authorized; 356,638 shares issued and
            outstanding                                               356          356
          Series "B" convertible preferred stock; 30,000
            shares authorized; 1,390 shares and 1,932 shares
            issued and outstanding, respectively                       13           19
          Series "C" convertible preferred stock; 1,000
           shares authorized; none issued and outstanding              --           --
      Class "A" preferred stock, par value $.01; 500,000
        shares authorized; none issued or outstanding                  --           --
      Common stock, par value $.001; 55,000,000 shares
       authorized; 18,580,582 shares and 15,145,868 shares
       issued and outstanding, respectively                        18,580        15,146
      Additional paid-in capital                               17,791,478    16,034,785
      Accumulated deficit                                     (16,599,805)  (14,408,184)
      Less treasury stock, 264,000 common shares at cost         (501,545)     (501,545)
      Subscription receivable                                     (75,000)         --
                                                             ----------------------------
      Total stockholders' equity                                   634,077     1,140,577
                                                             ----------------------------
                                                                  $886,905    $1,960,141
                                                             ============================


   See accompanying notes to condensed consolidated financial statements.

   CLO3PSS CORPORATION
   Condensed Consolidated Statements of Operations
  -----------------------------------------------------------------------------
   (UNAUDITED)





                                                    For the three months ended
                                                           November 30,
                                                        1998           1997
                                                 ------------------------------

   Net revenues                                      $70,589       $561,474

   Costs and expenses:
      Cost of sales                                   83,254        505,465
      Research and development                         3,135         51,895
      Selling and marketing                               --         77,658
      General and administrative                     282,153        566,960
      Impairment of intangible assets                273,951             --
      Depreciation and amortization                   94,648        116,467
                                                 -----------------------------
                Total expenses                       737,141      1,318,445

  Loss from operations                              (666,552)      (756,969)
  Interest income                                         54         19,775
  Interest expense                                      (713)        (8,567)
                                                 -----------------------------
  Net loss                                          (667,211)      (745,761)
   Preferred stock dividends                         (88,534)       (38,534)
                                                 =============================
   Net loss applicable to common stock             $(755,745)     $(784,295)

   Net loss per common share                      $     (.04) $        (.06)
                                                 =============================
    Weighted average number of common shares
     issued and outstanding                       18,025,784     14,335,587
                                                 =============================







   See accompanying notes to condensed consolidated financial statements.

   CLO3PSS CORPORATION
   Condensed Consolidated Statements of Operations
   ----------------------------------------------------------------------------
   (UNAUDITED)





                                                    For the nine months ended
                                                           November 30,
                                                        1998           1997
                                                 -------------- --------------

   Net revenues                                      $659,254     $1,113,093

   Costs and expenses:
      Cost of sales                                   543,951        928,839
      Research and development                        209,673        203,918
      Selling and marketing                           203,650        241,932
      General and administrative                    1,317,851      1,224,828
      Impairment of intangible assets                 273,951             --
      Depreciation and amortization                   302,569        333,626
                                                  ----------------------------
                Total expenses                      2,851,645      2,933,143

  Loss from operations                             (2,192,391)    (1,820,050)
  Interest income                                       3,983         43,266
  Interest expense                                     (3,213)      (109,625)
                                                 -----------------------------
  Net loss                                         (2,191,621)    (1,886,409)
   Preferred stock dividends                         (166,450)      (116,450)
                                                 -----------------------------
   Net loss applicable to common stock            $(2,358,071)   $(2,002,859)
                                                 =============================

   Net loss per common share                       $     (.14)   $      (.15)
                                                 =============================
    Weighted average number of common shares
     issued and outstanding                        16,753,956     13,491,875
                                                 =============================













   See accompanying notes to condensed consolidated financial statements.

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Cash Flow
   (UNAUDITED)
------------------------------------------------------------------------------


                                                                         For the nine months ended
                                                                                 November 30,
                                                                            1998            1997
                                                                     --------------------------------

  Cash flows from operating activities:
      Net loss                                                         $(2,191,621)     $(1,886,409)
      Adjustments to reconcile net loss to net
          cash used in operating activities:
     Depreciation and amortization                                         302,569          333,626
            Impairment of intangible assets                                273,951               --
     Accrued interest on convertible debt issuance                              --          105,833
     Issuance of warrant with convertible debt                                  --           27,380
             Common stock issued for services                                   --          168,000
             Changes in assets and liabilities:
       Decrease/ (Increase) in accounts receivable                          64,749         (363,207)
       Increase in inventories                                              (1,504)         (98,075)
       Decrease in prepaid expense                                          34,569           55,952
       (Decrease)/Increase in accounts payable and
          accrued liabilities                                             (549,044)         338,473
                                                                     ---------------------------------
  Net cash used in operating activities                                 (2,066,331)      (1,318,427)
                                                                     ---------------------------------
  Cash flows from investing activities:
      Purchase of property and equipment                                   (41,445)         (29,840)
      Addition to developed patents and other                              (11,011)              --
                                                                     ---------------------------------
  Net cash used in investing activities                                    (52,456)         (29,840)
                                                                     ---------------------------------
  Cash flows from financing activities:
      Proceeds from issuance of common stock                             1,500,821        1,065,000
      Proceeds from issuance of preferred stock                            172,500               --
      Proceeds from exercise of stock options                               11,800               --
      Principal payments under capital lease obligations                   (17,692)         (18,770)
                                                                     ---------------------------------
  Net cash provided by financing activities                              1,667,429        1,046,230
                                                                     ---------------------------------

  Net decrease in cash                                                    (451,358)        (302,037)

  Cash at beginning of period                                              573,161        1,275,636
                                                                     ---------------------------------

  Cash at the end of period                                               $121,803         $973,599
                                                                     =================================
  Supplemental schedule of non-cash financing activities
   Conversion of long term debt obligations to common stock                     --       $1,156,000
   Conversion of interest due on long term obligations to
     common stock                                                               --         $257,563
   Conversion of preferred to common stock                                 247,500               --



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

     In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Cyclo3pss Corporation ("Company") as of November 30, 1998, and the results of its operations and its cash flows for the interim periods ended November 30, 1998 and November 30, 1997. The operating results for the interim periods are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended February 28, 1998.


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

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   1.  Summary of Significant Accounting Policies (continued)


   Net Loss per Common Share

     Net loss per common share is calculated after deduction of preferred stock dividends divided by the weighted average number of shares of common stock issued and outstanding during the period. Loss per common share for preferred stock dividends was immaterial (less than one cent per share). The Company excluded 1,139,375 options and 1,296,140 warrants issued for the three and nine months ended November 30, 1998 and 465,000 options and 2,000,000 warrants issued for the three and nine months ended November 30, 1997 from the weighted average shares outstanding computation as their effect would be anti-dilutive.


   New Accounting Standard

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No.130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no material impact on the Company's net income (loss) or stockholders' equity.

     For the three and nine months ended November 30, 1998 and 1997, total comprehensive loss calculated in accordance to SFAS No. 130, amounted to $755,745 and $2,358,071, and $784,295 and $2,002,859, respectively.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting financial and descriptive information about its reportable operating segments. SFAS No. 131 changes current practice under SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", by establishing a new framework on which to base segment reporting (referred to as the management approach) and also requires interim reporting of segment information. The Company has elected to apply the Statement to its interim financial statements in the year ending February 28, 1999.


   2.  Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at November 30 and February 28, 1998, and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------



   2.  Basis of Presentation (continued)

     The net loss for the nine months ended November 30, 1998 was $2,191,621 and $2,928,197 for the year ended February 28, 1998. To date, the Company has funded its operations through the issuances of common and preferred stock. The Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to raise additional financing.

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


   4. Impairment of Long-Lived Assets

     The Company has adopted Statement of Financial Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets to be disposed of. The standard requires the Company to review long-lived and intangible assets for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. For the quarter ended November 30, 1998, the Company recorded a goodwill write down of $140,522. This write down eliminates all remaining goodwill of the Company. For the quarter ended November 30, 1998, the Company also recorded an acquired patent write down of $53,473 to $283,784 and a developed patent write down of $79,956 to $52,800. These long lived assets were determined to have been impaired because of the current financial condition of the Company and the Company's inability to generate sufficient future operating income related to those technologies without substantial sales volume increases which are uncertain. Moreover, anticipated future cash flows of the Company indicate that the recoverability of these assets is not reasonably assured during the remaining amortization period.

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------

   5. Segment Information

     During the three and nine months ended November 30, 1998, the Company operated in three principal industries; development, marketing and installation of Eco-Pure Food Safety Systems for food decontamination in both aqueous and gaseous forms ("food safety products"); the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries ("textile products"); and the manufacture and sale of specialty chemicals ("biochemical products").

     Operating loss is total revenue less operating expenses, excluding interest expense and general corporate expenses. Corporate assets consist primarily of cash, property, and equipment.

                                        For three months      For nine months
                                             Ended                  Ended
                                        November 30, 1998     November 30, 1998
                                        -----------------     -----------------
   Net revenues
      Food safety products                $   8,872             $    283,308
      Textile products                       43,995                  173,910
      Biochemical products                   17,722                  202,036
                                          ----------              ----------
      Total consolidated revenue          $  70,589             $    659,254
                                          ==========              ==========
   Operating loss
      Food Safety products                $ (34,485)             $  (120,561)
      Textile products                     (244,517)                (917,665)
      Biochemical products                  (87,756)                 (43,161)
                                          ----------              -----------
      Total operating loss                 (366,758)              (1,081,387)

      Corporate expenses                   (299,794)              (1,111,004)
      Interest income                            54                    3,983
      Interest expense                         (713)                  (3,213)
                                          -----------            -----------
      Consolidated net loss               $(667,211)             $(2,191,621)
                                          ===========            ============


                                        November 30, 1998     February 28, 1998
                                        -----------------     -----------------
   Identifiable assets
      Food Safety products                $  34,344             $      --
      Textile products                      530,558                1,100,191
      Biochemical products                  151,008                  373,434

               General corporate assets     170,995                  486,516
                                          ----------             ------------
      Total consolidated assets           $ 886,905             $  1,960,141
                                          ==========             ============

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

     The Company has developed but not marketed two medical sterilization products to date. Due to the demand for alternative disinfection systems for food safety and cost saving equipment for the commercial laundry markets, the Company shifted its focus from medical sterilization, to more immediate target markets -- food, laundry and chemical compounds.

     The Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to raise additional financing. The Company, under its present plan of operations, does not have sufficient liquidity and capital resources to continue in operation through February 28, 1999.

   Results of Operations

     The Company's revenues were $659,254 for the nine months ended November 30, 1998 compared to $1,113,093 for the nine months ended November 30, 1997. The revenues for the three months ended November 30, 1998 were $70,589 compared to $561,474 for the three months ended November 30, 1997. Three of the Company's wholly owned subsidiaries currently contribute to the Company's gross revenues, Eco-Pure Food Safety Systems, Inc. (EPFS), Cyclopss Laundry Systems, Inc. (CLS) and Cyclopss Biochemical Corporation (CBC). This large decline in revenues was largely due to the Company's concentration of efforts in acquiring additional funding. The Company expects revenue to increase during the last quarter, compared to the third quarter of the current fiscal year.

     Research and development expenses slightly increased to $209,673 for the nine months ended November 30, 1998 from $203,918 for the nine months ended November 30, 1997. Research and development expenses for the three months ended November 30, 1998 were $3,135, a significant decrease from $51,895 for the three months ended November 30, 1997. This decrease was the result of Management decision to downsize and the Company's need to conserve cash. Once additional funding is obtained, the Company believes it is necessary and intends to increase its research and development efforts in order to complete the development process of food processing systems and to comply with USDA protocols to validate these systems. Completion of systems and protocols will depend on the Company's ability to obtain additional funding.

     Selling and marketing expenses decreased to $203,650 for the nine months ended November 30, 1998 from $241,932 for the nine months ended November 30, 1997. Selling and marketing expenses for the three months ended November 30, 1998 were -$0-, compared to $77,658 for the three months ended November 30, 1997. As part of the Company's downsizing plan to help conserve cash, all marketing personnel have been placed on a commission basis and the Company canceled all advertising in trade publications and eliminated other marketing efforts.

     General and administrative expenses increased slightly to $1,317,851 for the nine months ended November 30, 1998 from $1,224,828 for the nine months ended November 30, 1997, due to an increase in management employment, shareholder relations and legal fees during the first six months of the year. General and administrative expense for the three months ended November 30, 1998 were $282,153, a significant decrease from $566,960 for the three months ended November 30, 1997. During the three months which ended November 30, 1998, Management took steps to reduce general and administrative costs to help conserve cash, by reducing overheard and eliminating several nonessential positions.

     In order to comply with Statement of Financial Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets to be disposed of, the Company reviewed long-lived and intangible assets for impairment and recorded $273,951 for impairment of intangible assets for the three and nine months ended November 30, 1998.

     Interest expense declined to $713 for the three months ended November 30, 1998 compared to $8,567 for the three months ended November 30, 1997 and interest expense also declined to $3,213 for the nine months ended November 30, 1998 compared to $109,625 for the nine months ended November 30, 1997 due to the conversion of long-term debt to common stock.

     The Company believes that three of its divisions, namely Eco-Pure Food Safety Systems, Inc., Cyclopss Laundry Systems, Inc., and Cyclopss Biochemical, Inc. will be contributors to the Company's future revenue stream. In order to achieve sales growth acceptable to management, the Company will primarily focus on these three areas of the Company.


   Liquidity and Capital Resources

     As of November 30, 1998, the Company had insufficient funds on hand to continue its operations for the entire fiscal year ending February 28, 1999. Under the direction of the Board of Directors, in August 1998 the Company eliminated several nonessential positions, reducing the number of employees by roughly half and overhead by 50%. Also, on September 1, 1998 chairman/CEO Gary Bratcher resigned to help the Company conserve cash and reduce overhead. The Company is attempting to raise additional capital through private placements of preferred and/or common stocks. However, the Company under its present plan of operations, does not have sufficient liquidity and capital resources to continue in operation through February 28, 1999.

     On October 2, 1998, the Company was de-listed from the Nasdaq Small-Cap Market, since it did not meet the new quantitative maintenance requirements for continued listing on the Nasdaq Stock Market. Because the Company has funded its operations through the sale of its securities, the failure to be listed on Nasdaq will likely have an adverse effect on the ability of the Company to raise additional capital.

     Cash used in operating activities was $2,066,331 for the nine months ended November 30, 1998 compared to $1,318,427 for the nine months ended November 30, 1997. The Company's use of cash has been more aggressive in the first six months of 1998, as the Company experienced significant general and administrative and marketing expenses associated with the development and promotion of its Eco-Pure Food Safety Systems. However, In August of 1998 Management took steps to reduce these costs to help conserve cash and reduce the overall cash burn rate of the Company.

     Cash expenditures for property and equipment and other assets were $52,456 for the nine months ended November 30, 1998 compared to $29,840 for the nine months ended November 30, 1997. This increase was the result of the Company increasing purchases of research equipment, patent fees and certain leasehold improvements.

     During the period of March 9, 1998 to June 15, 1998, the Company authorized and offered its restricted common shares to accredited investors in an offering made pursuant to a Board Resolution on February 27, 1998 through First Financial Investment Securities Inc. Subscribers purchased 1,395,140 of such shares in this offering with net proceeds of $1,500,821. These shares were sold for $1.25 each and each share carries a warrant. This redeemable warrant entitles the holder to purchase one share of common stock at a price of $3.75 per share. On September 10, 1998 the Board of Directors authorized issuance of Series "C" convertible preferred stock with a $.01 par value and a stated value of $1,000 per share. These shares are convertible into common shares at 70% to 90% of the average stock price with a conversion price of no lower than $.18 per share. The shares provide for payment of cumulative dividends at 10% annually, paid in stock. The offering was opened on October 1, 1998. The Company has raised $172,500 as of the date of this filing in this offering. The 247.5 shares of Series "C" convertible preferred stock issued were subsequently converted to 1,375,000 restricted common shares. In connection with the conversion of the preferred shares, the Company recorded preferred dividends of $50,000. These offerings resulted in an increase in net cash provided by financing activities for the nine months ended November 30, 1998 to $1,667,429 compared to cash provided by financing activities of $1,046,230 for the nine months ended November 30, 1997.

     Total assets decreased to $886,905 for the nine months ended November 30, 1998 from $1,960,141 for the year ended February 28, 1998, due to a decrease in the Company's cash position and a decrease in accounts receivable from $113,090 at February 28, 1998 to $48,341 at November 30, 1998 and $273,951 impairment write down of intangible assets on November 30, 1998.

     Total current liabilities decreased to $243,093 at November 30, 1998 from $806,286 at February 28, 1998, due mainly to a decrease of $515,070 in accounts payable and reflects the efforts of management to reduce the debt burden of the Company and pay down existing obligations. Long- term liabilities decreased to $9,735 for the three months ended November 30, 1998 from $13,278 for the year ended February 28, 1998. This decrease was due to reclassification of long term lease obligations to current obligations.

   Year 2000 Issue

     The year 2000 issue refers to some computer system's inability to recognize the date field as the year 2000. As a result of these shortcomings, some computers may be unable to process year-date data accurately beyond the year 1999. The Company has assessed the potential impact of this issue on its business and operations as being minor. The Company does not believe the year 2000 issue will have a material effect on the Company's internal accounting and information systems, most of which consists of relatively inexpensive off-the-shelf software packages.

     The Company has taken steps to write a new software for the VAC soil counting system it provides, to be year 2000 compatible. The software is scheduled to be completed by March of 1999. None of the Company's other products are impacted by the Year 2000 issue. The Company's primary vendors consist of service professionals who are not expected to be materially impacted by the year 2000 issue. The Company does have relationships with various financial institutions, which could be materially impacted by this problem.


   Plan of Operation

     The Company's Plan of Operation is subject to availability of additional capital, of which there can be no assurance. As stated elsewhere in the Form 10-QSB, the Company continues to operate at a significant loss and continues to have insufficient capital for its operations.


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

   Laundry Systems

     The Company will continue to market its ozone laundry washing systems, Eco-Wash. The Company will also continue to upgrade existing customers' sorting and counting system, (VAC Soil Counting System) with recent technological changes. The Company believes the products developed and marketed by this subsidiary will enjoy increased market potential in coming years due to:

   * Increasingly competitive laundry markets will create a need for cost reduction and increased productivity;
   * Further environmental restrictions will be placed on discharge water quality and reduced chemical contamination;
   * There is increased emphasis on sanitation and disinfection in the laundry industry; and * Concerns are increasing regarding environmental issues associated with the laundry industry.


   Specialty Chemicals

     Joint efforts will continue with Foster Miller, Inc., to market Biochem's monomer to the aerospace industry. Current sales activities will be evaluated and alternatives sought to improve profit margins.


     The focus for the fiscal year 2000 will be sales in the three target areas and to the extend the Company can obtain the necessary capital and financing, it will apply the resources necessary to accomplish this. The Company anticipates a spending level of approximately $500,000 on research and development activities required to continue with product validation and food trials. Sales and marketing activities will be budgeted at $500,000 to allow for sales staff, advertising and trade shows. General and administrative expenses should be in the $1,000,000 range for the year.

     The Company had 11 full time employees as of November 30, 1998. The Company anticipates additional employees will be required in engineering and sales during the next twelve months. This addition will be determined by the market demand for food safety and textile systems and specialty chemicals and the Company's ability to obtain additional funding.

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

      Item 5.     Other Information.None.

      Item 6.     Exhibits and Reports on Form 8None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CYCLO3PSS CORPORATION


   Date: January 14, 1999          By /s/ William R. Stoddard
                                   ------------------------------
                                        William R. Stoddard
                                        Chief Executive Officer
                                        Principal Executive Officer



   Date: January 14, 1999          By /s/ Mondis Nkoy
                                   -------------------------------
                                        Mondis Nkoy
                                        Controller, Corporate Secretary
                                        Principal Financial Officer