Form 10KSB
period 1999-02-28
CYCLO3PSS CORP
filed 1999-06-01
CIK 895319

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-22720

                              CYCLO3PSS CORPORATION
           (Name of Small Business Issuer as specified in its charter)


           Delaware                                         87-0455642
          ----------                                       ------------
   (State or other jurisdiction of                       (I.R.S. Employer
    Incorporation or organization)                        Identification No.)

       3646 West 2100 South
       Salt Lake City, Utah                                84120-1202
     ------------------------                          -----------------
 (Address of principal executive offices)                  (Zip Code)

         Issuer's telephone number, including area code: (801) 972-9090

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities registered pursuant to Section 12(g) of the Exchange Act: $.001 Par Value Common Stock

    Check  whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes x/ No.

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

     The Issuer's revenues for the fiscal year ended February 28, 1999 were $832,168

    As of May 15, 1999, 17,599,482 shares of the Issuer's common stock were issued and outstanding of which 16,680,209 shares were held by non-affiliates. As of May 15, 1999, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by OTC Bulletin Board) was approximately $3,387,750.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

Forward-Looking and Cautionary Statements

    This Annual Report on Form 10-KSB contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. To the extent statements in this Annual Report involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward- looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward looking statements. These risks and uncertainties include product development or production difficulties or delays due to supply constraints, technical problems or other factors; technological changes; the effect of global, national and regional economic conditions; the impact of competitive products and pricing; changes in demand; increases in component prices or other costs; and a number of other risks including those identified by the Company through out Item I and elsewhere in this report, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.


Risk Factors

    The  following  risk  factors are inherent in and affect the business of the
Company:

    1.  Ability to Continue  as a Going  Concern.  As a result of the  Company's financial condition, the Company's independent auditor has included an explanatory paragraph in its report on the Company's financial statements for the period ended February 28, 1999, with respect to the Company's ability to continue as a going concern. The Company's ability to continue in the normal course of business is dependent upon its access to additional capital and the success of future operations. Uncertainties as to these matters raised substantial doubt about the Company's ability to continue as a going concern at the date of such report. The net loss for the year ended February 28, 1999 was $3,232,857. In the past the Company has been able to receive funding necessary for its operations through the issuance of common and preferred stock. The Company anticipates a net loss for the year ended February 29, 2000, and with a cash balance of $36,018 at February 28, 1999 and expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

     The Company is attempting to improve these conditions by way of financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and product sales. Management believes that appropriate funding will be generated and future product sales will result from these opportunities and that the Company will continue operations over the next fiscal year; however, no assurances can be given that sales will be generated or that the additional necessary funding will be raised.

    2. History of Operating Losses; Uncertainty of Future Profitability. The Company has never operated at a profit. The Company has sold a limited number of products and has generated a limited amount of revenue from its operations. There can be no assurance that the Company will ever generate revenue from any of its operations sufficient to achieve profitability.

    3. Future Capital Requirements and Negative Cash Flow. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and may increase over the foreseeable future. Thereafter, the Company will need to raise substantial additional funds to conduct its operations, develop its products and subsequently to establish manufacturing and marketing capabilities. The Company intends to seek additional funding through public or private financing, including equity financing, and through collaborative arrangements. Adequate funds, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or on terms acceptable to the Company and may result in significant dilution to existing stockholders. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. The Company's future cash requirements will be affected by results of research and development, results of relationships with corporate collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory process and other factors.

    4. Uncertainty of Entrance Into Medical Sterilization Market. The Company business plan includes selling medical sterilization products. However, as of the date hereof, the Company has not obtained FDA clearance for wide-scale marketing of such products and there can be no assurance it will ever obtain such FDA clearance. Even if FDA clearance is obtained, there can be no assurance that the Company will be able to effectively and profitably enter into the medical sterilization product market. Due to its lack of capital, the Company has presently ceased efforts to advance the progress of its medical sterilization products.

    5. Lengthy Sales Cycle. Currently, the Company is focusing its efforts and financial resources on the marketing of its food processing and laundry system products and technologies as a means of generating revenue. Installing and integrating new laundry systems requires substantial investments by the Company's customers. In addition, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with the Company's senior management, before reaching a sufficient level of confidence in the system's performance characteristics and compatibility with the customer's target applications. Accordingly, the Company's products typically have a lengthy sales cycle during which the Company may expend substantial funds and management time and effort with no assurance that sales will result

    6. Rapid Technological Change; Dependence on Product Development. The industries in which the Company is engaged are characterized by rapid technological change and evolving industry standards. As a result, the Company must continue to enhance its existing products and develop and manufacture new products and upgrades with improved capabilities, which has required and will continue to require substantial investments in research and development by the Company to advance a number of state-of-the-art technologies. Continuous investments in research and development also will be required to respond to the emergence of new technologies. The failure to develop, manufacture and market new products, or to enhance existing products, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market acceptance of the Company's products or a reduction in the Company's margins as a result of intensified price competition.

    The Company's potential success in developing and selling new and enhanced products depends upon a variety of factors, including accurate prediction of future customer requirements, introduction of new products on schedule, cost-effective manufacturing and product performance in the field. The Company's new product decisions and development commitments must anticipate the equipment needed to satisfy the requirements for inspection processes one year or more in advance of sales. Failure to predict accurately customer requirements and to develop new generations of products to meet those requirements would have a sustained material adverse effect on the Company's business, financial condition and results of operations. New product transitions could adversely affect sales of existing systems. Product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence, and orders for existing products or enhancements of existing products fluctuate.

    7. Uncertain Market Acceptance of Products. There can be no assurance that the products created for the Company's customers will gain any significant market acceptance and market share even if required regulatory approvals are obtained. Market acceptance may depend on a variety of factors, including educating consumers and customers regarding the use of a new product or procedure or overcoming objections to certain effects of the product. Market acceptance and market share are also affected by the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company's customers can develop products, gain regulatory approval and reimbursement acceptance, and supply commercial quantities of the product to the market are expected to be important factors in market acceptance and market share. The failure to gain market acceptance of products could have a material adverse effect on the Company's business, results of operations, and financial conditions.

    8. Design and Manufacturing Process Risks. While the Company has experience in designing and manufacturing products, the Company may still experience technical difficulties and delays with the design and manufacturing of its products. Such difficulties could cause significant delays in the Company's production of products and have a material adverse effect on the Company's revenues. In some instances, payment by a manufacturing customer is dependent on the Company's ability to meet certain design and production milestones in a timely manner. Also, some major contracts can be canceled if purchase orders thereunder are not completed when due. Potential difficulties in the design and manufacturing process that could be experienced by the Company include difficulty in meeting required specifications, difficulty in achieving necessary manufacturing efficiencies, and difficulties in obtaining materials on a timely basis. Such design and manufacturing difficulties could have a material adverse effect on the Company's business and financial condition.

    9. Expansion of Marketing Activities; Limited Distribution. The Company currently has no domestic direct sales force. The Company anticipates that it will need to increase its marketing and sales capability significantly to more fully cover its target markets, particularly as additional proprietary devices become commercially available. There can be no assurance that the Company will be able to compete effectively in attracting and retaining qualified sales personnel or obtaining a marketing partner. There can be no assurance that the Company or its potential marketing partner will be successful in marketing or selling the Company's services and products. The Company's ability to sell its devices in certain areas may depend on alliances with independent manufacturing representatives. There can be no assurance that the Company will be able to identify and obtain a marketing partner in desirable markets.

    10. Product Recalls. If a device that is designed or manufactured by the Company is found to be defective, whether due to design or manufacturing defects, to improper use of the product, or to other reasons, the device may need to be recalled, possibly at the Company's expense. Furthermore, the adverse effect of a product recall on the Company might not be limited to the cost of a recall. For example, a product recall could cause a general investigation of the Company by applicable regulatory authorities as well as cause other customers to review and potentially terminate their relationships with the Company. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues, and a diminution of the Company's reputation, each of which would have a material adverse effect on the Company's business, results of operations, and financial condition.

    11. Risk of Product Liability. The manufacture and sale of products entails an inherent risk of product liability. The Company does maintain product liability insurance with limits of $1,000,000 per occurrence and $1,000,000 in the aggregate. There can be no assurance that such insurance is adequate to cover potential claims or that the Company will be able to obtain product liability insurance on acceptable terms in the future, or that any product liability insurance subsequently obtained will provide adequate coverage against all potential claims. A successful claim brought against the Company in excess of its insurance coverage, or any material claim for which insurance coverage was denied or limited, could have a material adverse affect on the Company's business, results of operations and financial condition. Additionally, the Company generally provides a design defect warranty and in some instances indemnifies its customers for failure to conform to design specifications and against defects in materials and workmanship. Any substantial claim against the Company under such warranties or indemnification could have a material adverse affect on the Company's business, results of operations and financial condition.

    12. Significant Industry Competition. The markets for the products the Company currently offers nd will offer in the future, are and will be, highly competitive. Numerous manufacturers and distributors compete for customers throughout the United States and internationally in these industries. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with its more established and better capitalized competitors.


    13. Government Regulation. All of the Company's operations are subject to a variety of governmental regulation just as all companies are subject to governmental regulation. The Company's food processing and safety systems are regulated by the Unites States Department of Agriculture ("USDA") and its Food Safety Inspection Service ("FSIS") division as well as the Food and Drug Adminstration ("FDA") and other federal, foreign and state regulatory agencies. The Company's medical sterilization products which are in development are regulated in the U.S. by the FDA and other federal, foreign and state regulatory agencies. Domestic and foreign government regulatory and certification authorities may delay or prevent product introductions and may require additional studies or tests prior to product introduction.

    14. Patent Protection. The Company's patent and trade secret rights are of material importance to the Company and its future prospects because the Company relies on these rights to protect proprietary technology. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by the Company, it would be costly for the Company to enforce its rights in an infringement action and would divert funds and other resources from the Company's operations. Furthermore, no assurance can be given that the Company's products or processes will not infringe any patents or other intellectual property rights of third parties. If the Company's products or processes do infringe the rights of third parties, no assurance can be given that the Company can obtain a license from the intellectual property owner on commercially reasonable terms or at all.

    The Company relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees, consultants and its current and potential customers. No assurance can be given that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. As the Company intends to enforce its patents, trademarks and copyrights and protect its trade secrets, it may be involved from time to time in litigation to determine the enforceability, scope and validity of these rights. Any such litigation could result in substantial cost to the Company and diversion of effort by the Company's management and technical personnel.

    15. Dependence Upon Key Personnel. The Company's success is dependent upon numerous factors including the active and continued participation of its management team. The loss of services or current management, for any reason, would have a negative impact on the future success of the Company. The Company has no key man insurance on its officers and directors. Furthermore, there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company's continued expansion into areas and activities requiring additional expertise, such as regulatory compliance, manufacturing, monitoring and distribution of ozone wasting systems for the food industry is expected to place increased demands on the Company's resources. The Company's activities are expected to require additional personnel with expertise in these areas and the development of additional expertise by existing personnel. The failure to acquire or retain such personnel, or develop such expertise could adversely affect the prospect for the Company's success.

    16. Dividends. The Company has never paid a dividend on its Common Stock and there can be no assurance that it will ever pay a dividend on its Common Stock. Any future cash dividends will depend on earnings, if any, the Company's financial requirements and other factors.

    17. Authorization of Preferred Stock and Anti-Takeover Effect Risk. The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Convertible Preferred Stock and Common Stock. Also, the voting power and percentage of stock ownership of the shareholders of the Company's outstanding capital stock can be substantially diluted by such preferred stock issuance.

    In addition, the issuance of such preferred stock may have the effect of rendering more difficult or discouraging an acquisition of the Company or changes in control of the Company. There can be no assurance that the Company will not issue preferred stock in the future. Other than the authorization of "blank check" preferred stock, the Company does not have any other provisions in the Company's Certificate of Incorporation, Stock Option Plans, and/or Employment Agreements which may have an anti-takeover effect. The issuance of preferred stock with anti-takeover provisions may discourage bidders from making offers at a premium to the market price. In addition, the mere existence of an anti-takeover device may have a depressive effect on the market price of the Company's stock.

    18. General Factors. The Company's business may be affected from time to time by such matters as changes in general economic, industrial and international conditions; change in taxes, prices and costs; and other factors of a general nature which may have an adverse effect on the Company's business.

PART 1

ITEM 1. Description of Business

General

    Cyclopss Corporation (the "Company") is primarily engaged in the design, manufacturing, assembly, sales and installation of ozone application technologies and processes. The Company's principal technology provides an alternative to address food safety concerns and laundry disinfection and efficiency. Ozone technology is proven to reduce microbial counts on food products without the potential for the development of immunity or resistance by the organism. Ozone laundry systems enable users to reduce costs associated with labor, water, energy, chemical, textile replacement and wastewater. Cyclopss also markets sorting and counting systems to the laundry industry and manufactures and sells specialty chemicals. The Company holds patents for medical sterilization processes and plans to resume research and development activities in this field within the next few years, when sufficient funds are available.

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

    The Company has five wholly-owned subsidiaries:

                       Eco-Pure Food Safety Systems, Inc.
                         Cyclopss Laundry Systems, Inc.
                         Cyclopss Medical Systems, Inc.
                        Cyclopss Biochemical Corporation
                        Cyclopss Wastewater Systems, Inc.

Eco-Pure Food Safety Systems, Inc.

    This subsidiary, formerly known as Cyclopss Food Processing Systems, Inc., develops, markets and installs Eco-Pure Food Safety Systems, (the "Eco-Pure
System"), for food decontamination. In fiscal 1999, the Company developed technology to utilize ozone in small to large scale applications in both aqueous and gaseous forms. These applications can be applied to a broad spectrum of food products for disinfection purposes.

    Food producers and processors, large and small, are searching for new technology to address food safety concerns driven by their customers. Two recent US Department of Agriculture estimates place some of the costs associated with food borne illness in the $5.5 billion to $22 billion per year range. Food processors, who have relied heavily on chlorination to decontaminate foods, are being forced to consider alternatives to chlorine and other toxic chemicals. The Company believes the Eco-Pure System offers a lower cost and more environmentally-friendly and consumer accepted form of decontamination than many other chemical treatments and irradiation.

    The Company's sales generated from this division in fiscal 1999 came from the produce industry. Produce is less encumbered with government regulations than are the poultry and red meat industries. Poultry and meat are regulated by the United States Department of Agriculture ("USDA") and its Food Safety Inspection Service ("FSIS") division. Pilot tests which validate the Eco-Pure system applications on meat and poultry are required by the USDA and FSIS. The Company is currently in the process of conducting contract R&D tests on meat and poultry and plans to submit a detailed protocol to the USDA/FSIS for approval during fiscal year 2000. However, there is no assurance that any protocol submitted by the Company to USDA and FSIS will be approved and will result in approval of the Company's technology for commercial marketing.

    The number of meat and poultry plants in the U.S. total 5,666; fresh fruit and vegetable facilities total 33,943, in the U.S. and Mexico. (Sources: FSIS for meat and poultry; The Packer and The Produce News for fruit and vegetable.) These 39,609 plant facilities represent the Company's primary target market. Other subsequent markets include food processors, (a $430 billion per year business) who process spices, grains, juices, soups, nuts and seafood and operate grocery chains and restaurants.

    For year end February 28, 1999 the Company reported $348,426 in sales for Eco-Pure Food Safety Systems, Inc. The Company's sales plan includes internal and regional sales coverage as well as distributorships in markets where they prove to be more effective. To date, all sales have been made by the Company directly and no distributorships have been established. The Company believes that, in the near future, sales of the Eco-Pure System will continue to be made directly by the Company.

Cyclopss Laundry Systems, Inc.

    The Company develops, markets and installs a number of different laundry products for commercial and institutional laundries. This division emerged from technology developed by the Company and it was anticipated that market acceptance would be hastened by the acquisition of Intex Corporation in 1994.

    All laundry washing systems are marketed under the name Eco-Wash, formally known as the OzO3-Clean laundry systems. These systems consist of 1) a large industrial ozone generator, 2) oxygen concentrators, 3) pumps, filters, and piping systems used to transport ozone and ozonated water within the laundry facility, and 4)Programmable Logic Controller (PLC) computer systems that control the functions of the ozone system. Additionally, the Company has installed ozone safety monitoring devices and ozone destruct systems to assure the ambient ozone in the environment is below OSHA safety levels. These ozone-based textile washing systems dissolve soils on contact and require shorter wash cycles. Cost savings include reducing hot water requirements and energy costs, eliminating chlorine, reducing labor costs, reducing other chemical usage, and extending the life of most fabrics.

     The Company also markets a non-ozone based sorting and counting technology known as the

VAC Soil Counting System. This system is an automated and computerized means of sorting and counting incoming soiled textiles. The VAC system sorts, counts and conveys soiled textiles through the use of vacuums, a series of tubes, a computer terminal, infrared sensors and holding bins. The system is designed to count the number of pieces of each type of laundry by customer, and provide the appropriate billing codes to the accounting department in order to maintain inventory control, work scheduling records, and billing requirements. The speed and accuracy of the vacuum system as opposed to manual counting and sorting improves overall work flow in the commercial laundry and provides a cleaner environment for processing soiled linen. It improves count accuracy, controls inventory, reduces labor costs and improves production.


    The U.S. market for Eco-Wash Systems is provided below:

                                    # of Facilities
          Hospitals                       7,404
          Nursing Homes                  39,744
          Hotels/Motels                  47,000
          Commercial Laundries            7,163
          Prisons                         4,190

     Source: American Hospital Assn., Statistical Abstract of the US, American Hotel & Motel Assn., Textile Rental Service Assn. of American, U.S. Dept. of Justice.

     The U.S. market for the VAC Soil Counting System includes only commercial laundries.

    The average installation of an Eco-Wash system costs $200,000 depending on the size and layout of the facility; the average cost for a VAC Soil Counting Station installation is $22,000 per station, depending again on size and layout of the facility. During fiscal 1999, the Company installed 5 VAC Soil Counting Stations and no Eco-Wash Systems. The Company recorded $194,145 in sales for Cyclopss Laundry Systems, Inc for year end February 28, 1999. .
    The Company was contracted to develop an eight-pound residential washing machine specifically for the Japanese market. The Company's Japanese distributor, NITI-ON, retains an exclusive distributorship with the Company for Japan and has the first right of refusal to distribute units to other Pacific Rim countries. The Company holds all proprietary rights to this product and distribution rights elsewhere in the world.

    The Company believes the products developed and marketed by this subsidiary will enjoy increased market potential in coming years due to:

* Competitive laundry markets' need for cost reduction and increased productivity; * Further environmental restrictions placed on discharge water quality; * Increased emphasis on sanitation and disinfection in the laundry industry; and

* Increased concern regarding environmental issues associated with the laundry industry.

    Currently, the Company is marketing its laundry systems in the U.S. market through an internal sales force. However, the Company is exploring the possibility of establishing distributorships on a regional basis. To date, limited distributorships has been established in South America. The Company has installed 15 ozone washing systems in major commercial laundries and 47 VAC Counting Systems throughout North America.





Cyclopss Medical Systems, Inc.

    The Company has developed technologies and products it believes may be effective alternatives to current methods of sterilizing medical instruments and devices. This subsidiary offers two product lines: Ster-O-Zone and Sterox. Ster-O-Zone is an ozone gas sterilizer and Sterox is a patented liquid sterilant/disinfectant.

    The Company spent six years researching, developing and constructing pre-production prototypes of the Ster-O-Zone unit. Research and development was suspended in fiscal 1998 due to budget constraints. The Company, on January 6, 1995, submitted a 510(k) Premarket Notification application to the Food & Drug Administration ("FDA"). The FDA has since accepted the application for review and has begun the customary process of requesting additional information for evaluation. The Company has not had the resources to continue to comply with these requests and has abandoned the application until such time that it will be in a position to resume Ster-O-Zone development. It will be necessary to restart the entire application process.

    The Company was awarded a patent on Sterox and anticipates further development and testing on this product in fiscal 2000. The Company is also considering the possibility of co-venturing the market development of Sterox with a strategic partner.

    To date, the Company has not shipped any product or recorded any sales for Cyclopss Medical Systems, Inc.

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

     CBC has concluded several development products that have been tied to ongoing supply of the agents to the initiating parties. Pyrogonn, a limited liability corporation, was established during the fiscal year 1998 to commercialize a new high-performance aerospace polymer system which was co-developed with Foster-Miller Inc. It is hoped that this resin system will replace the industry standard, PMR-15, which is difficult to process and contains a carcinogenic chemical. Potential applications include jet engine parts, as well as aircraft and spacecraft structural components. Foster Miller continues to pursue funding from various grant opportunities to finance research and development in this important area.

    The Biochemical division continues to market specialized chemicals and research and development services to scientists and chemical companies around the world. Catalog sales to retail distributors and individual researchers continues to be a vital element of our business. The Company recorded $289,597 in sales for Cyclopss Biochemical Corporation for year end February 28, 1999.

    The manufacturing facilities used by this subsidiary do not currently meet Good Laboratory Practices (GLP) or Good Manufacturing Practices (GMP); therefore, the chemical compounds produced therein are not sold for use in human trials or studies. Instead, most are sold through larger chemical distribution companies for research purposes only.


Research and Development Activities

    Cyclopss' marketing efforts and its focus on supporting specific customer applications drive the research and development activities. Objectives of the research are to demonstrate disinfection efficacy and determine the conditions for ozone's optimum application. Specialty chemical research is directed at synthesizing new products for catalog sales and propriety products and procedures for specific customers. During the year ended February 28, 1999 the Company spent $289,147 in Reseach and Development costs.

    Ozone research is conducted on products provided by customers or acquired by Cyclopss that represent our market focus - food and laundry systems. For certain projects, the Company has signed non-disclosure agreements with customers that prevent the Company from revealing their name, location, and, in some cases, their product. Certain customers contract with the Company for R&D projects that are more extensive in the quantity of tests or require special process simulation not already existing in the laboratories. In determining the efficacy of ozone, control samples are used to monitor the effect of ozone with respect to the current technologies, if any. Once the efficacy has been demonstrated, the ozone delivery process is optimized through the Company's research, the customer is presented with the research results and a proposal for a pilot project to be implemented in their facility, operated by their employees.

    The limited resources directed to textile R&D address textile bleaching, ozone system product design and UL approval, and VAC soil system product improvements. Work with a major textile manufacturer that was conducting a study of ozone's efficacy to design and bleach cotton and cotton polyester fabrics in high volumes has been postponed do to the financial issues of the customer. Within the laundry industry, the Company is optimizing and standardizing the design of the ozone system and plans to seek Underwriter's Laboratory approval during fiscal 2000. For fiscal 1999, the Company eliminated personnel and closed it's facilities inTucson, Arizona

    Technical accomplishments for the year end February 28, 1999 contributed directly to $455,780 of the total revenue reported for the Company. Technical accomplishments this past year in research and development areas include:

    Redesign of the Eco-Wash control system: Soon after installation and in response to an Eco- Wash system failure at the Crowne Plaza Ravinnia, due to the failure of the mechanical relay control system, the system was redesigned to a PLC system. The parts were procured and the PLC control system was installed over a weekend. There has not been a subsequent failure of the control system in nearly a year of operation.

    In an Eco-Pure application at a major food producer, system requirements were found to be far different from specified at the beginning of the contract. The short processing season called for immediate redesign and installation of additional equipment. A three-stage demonstration program was presented to and accepted by the customer. Over the period of six weeks, each stage implementation successively demonstrated improved disinfection capability of the Eco-Pure system over the chlorine dioxide method. The final results demonstrated nearly a 99.99% reduction in total aerobic and coliform counts.

    An Eco-Pure onion storage system was designed and installed in an 870,000 cubic foot storage facility. The system was designed to work with an existing 550,000 cubic feet per minute ventilation system. Anecdotal evidence from the ozonated facility showed no black mold. Neighboring storage facilities showed black mold product loss.

    An ozone process was developed to bleach raw cotton and cotton/polyester blend textiles for two potential customers. The ozone textile bleaching design replaces a harsh chemical process of hydrogen peroxide with caustic, scour, and chelating agents (pH over 10) while achieving equivalent bleaching results. Byproducts of the ozone bleaching, oxygen and water, offered the customers relief on severe cost penalties for the waste discharge from their current bleaching practice. In addition to the fabric bleaching, recovery of product "seconds" by ozone treatment was demonstrated. Such recovery could potentially save the customer millions of dollars in operating costs a year.

    An Eco-Pure ozone system was designed and installed for the storage of bananas and other fruits and vegetables. The system was integrated into a ripening room built by Cool Care affiliate of Dole Corporation. Laboratory tests were conducted to establish the ozone damage threshold for bananas and the efficacy of ozone to destroy Listeria monocytogenes on avocados.

    A red meat study was performed to determine the efficacy of ozone gas treatment. Although significant microbial reduction could be achieved the strong oxidation potential of ozone causes rancidity through lipid breakdown and formation of free fatty acids and aldehydes. A number of antioxidants were tried in an attempt to overcome the rancidity to no avail. An alternative wet treatment approach was designed that will be tested in the near future.

    An Eco-Pure gaseous treatment system was developed for treatment of dry products. Dry ginger dietary supplement was treated with ozone gas and demonstrated ozone efficacy to reduce the aerobic and coliform contamination to acceptable levels specified by the US Pharmacopeia. Using the same conceptual design, dry onion and chili pepper flakes, St. John's Wort and spinach powders, and broccoli flakes were treated and demonstrated significant reduction of total aerobic and coliform counts.

    In response to a Brazilian customer need, an ozone gas disinfection system was designed to treat a hospital gas line. The unit was laboratory tested on simulated hospital gas lines and efficacy was proven.


    Biochemical's R&D falls into three categories: established product improvement; new product development; and contract R&D. The Company's staff routinely attempts to develop improvements in synthesis procedures of established products. New biochemical products appear nearly every day in the scientific community. The Company's goal is to recognize those with the highest commercial potential and to develop economically viable syntheses for these materials. Contract R&D is a major focus of Biochemical Corporation. These efforts include the design and implementation of synthesis strategies, revision and development of customer processes, and scale-up of reaction sequences.

    Cyclopss' R&D organization consists of a microbiologist, three organic chemists, and two ozone application engineers under the direction of the Vice President of Research and Development. Half of the staff earned their Ph.D.'s in physics or chemistry. The Company incurred research and development expenses of $289,147 and $244,282 during the fiscal years ended February 28, 1999 and February 28, 1998, respectively. The increase in research and development expenses was due to the redirection of the Company's efforts from medical systems and towards the Eco-Pure Food Safety and Eco-Wash Systems.

Manufacturing

    The Company's products are assembled from a variety of component parts. The component parts include, but are not limited to microprocessors, ozone generators, pumps, motors, oxygen concentrators, ozone monitors and sensors, sterilization containers, various electronic parts, structural frames, ozone destruct systems, ozone humidification systems, ozone liquid injectors, compressors, valves and fittings. The Company assembles and tests each of its products in-house or at the time of assembly in the field. The Company relies on outside vendors for various parts and sub-assemblies and does not intend to be a basic manufacturer. The Company has provided its documentation to a large contract manufacturer and anticipated having its products manufactured by this source or others like it should the demand outspace its ability to assemble in house.




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

    Also, the Company's laundry products are in competition with several small producers of ozone washing systems. These competitors include International EcoSciences, Guestcare, and Envirozone. The Company believes that each of these competitors are also small, early stage enterprises. The Company believes that its research and development activities over the past nine years has gained it a competitive advantage in those markets targeted.

    The Company's specialty chemicals are unique products with limited markets and fragmented competition.


Proprietary Technology, Patents,  and Trademarks

    The Company has developed technologies which it believes will enable it to offer effective ozone laundry systems, as well as support product development in certain other applications. The Company's gas sterilization technology has been developed around an ozone generation technology patented and owned by CleanTech International, Inc., which was acquired by the Company in January 1994. Utilizing such ozone generation technology as the "core" for the development of the Company's ozone products, the Company has engineered technology applications with various components and modules. The Company has and will continue to seek patent protection for various components, technologies and systems it develops when appropriate, and will attempt to protect other components, technologies and systems through trade secret protection.

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

    Patent Applications. To date, the Company has filed twelve patent applications with the United States Patent and Trademark Office. As of May 15, 1999, ten of these patents have been granted, one of the patents is still pending and one of the submissions has been denied by the Patent Office and the Company has determined not to resubmit such application. The patent submissions relate to various component parts or technologies used in the Company's sterilization, laundry products, food processing, and chemical compounds.

    The ten patents granted and grant dates are identified as shown in the following list:

                                    Title                           Grant Date

   1. Method for Producing Ethynylated Aromatic Compounds...........05-12-1987
   2. Laundry Transfer and Counting Apparatus.......................07-18-1989
   3. Ozone Generator...............................................09-08-1992
   4. Ozone Sterilization System Secondary Safety Chamber...........11-30-1993
   5. Limited Restriction Quick Disconnect Valve....................01-25-1994
   6. Ozone Sterilization System Spent Agent Destruct...............08-02-1994
   7. Ozone Sterilization Vapor Humidification Component............09-06-1994
   8. Fluid Chemical Biocide........................................04-04-1995
   9. Laundry Ozone Injection System................................05-06-1997
  10. Cold Water Ozone Disinfection.................................11-30-1997

      Foreign patent proceedings, where applicable, have been initiated for patents that have been granted in the United States.

      The currently pending patent application is identified and dated as shown in the following list:

              Title                                           Application Date

   1. Cold Water Wash Formula....................................01-03-1996

   Trademarks. The Company has filed trademark applications with the United States Patent and Trademark Office for the trademarks "STER-03-ZONE(TM)", " Eco-Pure(TM)", "VAC Soil Counting System(TM)", Eco-Wash(TM)". All of these applications have been allowed but the trademarks have not yet been issued. Other trademark applications such as "Retr-O-Zone(TM)", "Sterox(TM)", "Ozo-clean(TM)" and "Zono-chem(TM)" have been abandoned or rejected. Additional trademark applications have been made for the "Ozone For The EarthTM", "Eco-Pure(TM)" and ozone symbol for its marketing programs.


Corporate History

   The Company is based in Salt Lake City, Utah, and was incorporated in the State of Delaware on November 14, 1927, under the name Icthyol Oil & Refining Company. Between 1930 - 1987, the Company ceased active business operations. In 1987 through the third quarter of 1988, the Company tried to resurrect itself by affecting a merger with a privately-held company known as Sterile Process Corporation and the Company's name changed to Inter-Med International, Inc. By the end of 1988, the Company had exhausted all of its financial resources and again terminated operations. In April of 1990, majority investors of the then defunct company, asked a management group to assist the Company in securing financing to continue research and development work with ozone. In September of 1990, the Company's name changed to Cyclopss Medical Systems, Inc. and in 1995, the Company's name again changed to Cyclopss Corporation. The name "Cyclopss" stands for "Cycling Ozone Pressure Swing Sterilization.". The Company's ticker symbol can be found on small cap bulletin board under "OZON".

   Originally and when resurrected in 1990, the Company's primary focus was medical sterilization. In 1995, a form 501(k) Premarket Notification was filed for its Ster-O-Zone 100 system. This system is ozone-based and delivers a cool, dry, low pressure means of sterilizing expensive medical devices. Currently, certain modifications must be made to the Ster-O-Zone system in order to comply with the FDA's approval process. The Company will continue to further develop and conduct supporting documentation once revenues generated from other divisions support this effort.


Employees

   The Company and its subsidiaries employed ten full-time employees as of May 15, 1999. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. Properties

   The Company leases approximately 9,150 square feet of office and research laboratory space at 3646 West 2100 South, Salt Lake City, Utah 84120. The lease expires December 31, 1999 and requires monthly lease payments of $5,546. The Company's facilities are adequate for its current needs. In the event that the Company's business operations expand in the future, it anticipates that it will be able to find suitable additional facilities at competitive rates.


ITEM 3.  LEGAL PROCEEDINGS

        Mifal Klita, et al. During the period from May through August 1996, the Company sold its series B preferred stock in a private placement offering to certain investors pursuant to the provisions of Regulation S. One of these investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of series B preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The primary relief sought by Mifal Klita is the return of their invested funds and/or the conversion of their series B preferred shares into unrestricted common stock of the Company. Management believes, based on advise of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows.

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


                                           PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market for Common Stock

     The Company's common stock is currently listed on the OTC Bulletin Board under the symbol "OZON". There is limited trading activity in the Company's common stock and the quotations set forth below reflect such limited activity. There can be no assurance that quotations will not fluctuate greatly in the future in the event trading activity increases or decreases. The information contained in the following table was obtained from the Bulletin Board Stock Market and from various broker-dealers and shows the range of representative trading prices for the Company's common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions:

                        Year End              Year Ended          Through
                    February 28, 1998     February 28, 1999    May 15, 1999

                      High      Low        High       Low      High     Low
-------------------------------------------------------------------------------
First Quarter       $ 1.44    $  .75      $2.56      $1.63    $ 0.34  $ 0.11
Second Quarter        1.03      0.72       1.91       0.41
Third Quarter         3.75      0.66       0.47       0.06
Fourth Quarter        2.63      1.00       0.33       0.08




Holders

        The number of record holders of the Company's common stock as of May 15, 1999 was 432. The Company believes the actual number of beneficial shareholders exceeds 1,500. There are numerous shareholders that hold the Company's common stock in the "street name" of their various stock brokerage houses.


Dividends

        The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company has paid dividends in the the form of stocks to convertible debt stock holders. It is the present intention of management to utilize all available funds for the development of the Company's business.


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION

General

     Cyclopss Corporation is primarily engaged in ozone application technologies and processes. The Company's main product lines offer alternatives to food safety, particularly microbial reductions on meat, poultry, fruits and vegetables. Additional products offered by the Company enable manufacturers to eliminate microbial build up in and on plant equipment, while other ozone-related products marketed by the Company to commercial and institutional laundry markets enable users to reduce costs associated with labor, water, energy, chemicals, and wastewater disposal. The Company also markets an automated sorting and counting system.

        Other non-ozone based products offered by the Company include more than 350 specialty chemicals and compounds. The Company also has two medical sterilization products.

        Due to a perceived demand for alternative disinfection systems for food safety and cost saving equipment for the commercial laundry markets, the Company shifted its focus and has abandoned medical sterilization, which is encumbered by a lengthy and costly FDA approval process, and focused on more immediate, less or non-encumbered target markets -- food, laundry and chemical compounds.

        The following discussion and analysis should be read in conjunction with the financial statements and notes attached hereto. Included in the Company's consolidated financial statements are the Company's recurring losses from operations and periodic cash flow difficulties which raise substantial doubt about it's ability to continue as a going concern.


Results of Operations

        The Company's sales during fiscal 1999, which ended on February 28, 1999, were $832,168 versus $1,205,105 for the year ended February 28, 1998, a reduction of $372,937 (31%). This reduction in revenues was due to several factors, including the elimination of sales & marketing personnel, and differed customer purchase decisions because of the financial instability of the Company eliminating sales that have historically provided revenues from ozone washing laundry systems. Three of the Company's wholly owned subsidiaries contributed to the Company's gross revenues, Cyclopss Laundry Systems, Inc. (CLS), Eco-Pure Food Safety Systems, Inc. (EFS) and Cyclopss Biochemical Corporation (CBC). CLS's revenues were $194,145 for the year ended February 28, 1999, and $805,057 for the year ended February 28, 1998, a decrease of $610,912 (76%). CBC's revenues were $289,597 for the year ended February 28, 1999, and $400,048 for the year ended February 28, 1998, a decrease of $110,451 (28%) due to the resignation of two principals for part of the year, and the time required to bring their replacements into revenue producing capabilities. EFS reported revenue of $348,426 for its first year of operation. Cost of sales reduced in proportion to sales to $615,549 for fiscal 1999 from the previous year of $1,093,656, a reduction of $478,107 (44%).

        Research and development expenses increased to $289,147 for fiscal 1999 from $244,282 for the previous year. This slight increase in research and development costs resulted from the Company's efforts in bringing the foos processing system to market. The Company believes it is necessary to continue to increase research and development efforts for fiscal 2000, whether on a contract basis or from its own resources as available, in order to complete the development of food processing systems and to comply with USDA protocols to validate the Company's food processing technology.

        Selling and marketing expenses decreased to $145,162 for fiscal 1999 from $326,732 for the previous year, a decrease of $181,570 (56%). The Company took steps to reduce marketing staff and eliminated all advertising in order to help conserve cash. Management believes that it is critical to periodically support and supplement its sales efforts through advertising, public relations and trade-show participation when sufficient funds are available.

        General and administrative expenses decreased to $1,781,747 for fiscal 1999 compared with $1,978,591 for the previous year, since during the second half of the year Company took steps to control these costs by reducing management and employees and promotional and investor relation activities. Management will continue to review and control these costs, but believes general and administrative expenses in fiscal 2000 will increase due to management and human resource requirements for the Company should sales and other commerical acitivities increase.

        During fiscal year end, 1999 after periodically evaluating the recoverability of intangible assets, the Company recorded expense of $447,424 related to the impairment of certain intangible assets. The circumstances giving rise to the impairment include, but are not limited to, declines in sales and volume, de-listing from the NASDAQ Small-Cap Market, reorganization of the Company personnel, and issues concerning the recoverability of the intangible assets associated with areas of the Company's business that were being de-emphasized. Of the impairment amount, approximately, $84,000 related to patents in Cyclopss Medical, Inc., $107,000 related to patents in the CBC, and $256,000 related to goodwill and patents in CLS. These assets were written down to fair value which was based on estimated future cash flows to be generated, discounted at a market value of interest.

        Interest expense declined significantly to $3,863 for fiscal 1999 compared with $111,182 for fiscal 1998, due to the conversion of all long-term debt to common stock. The Company is not in a financial position to borrow from traditional sources and anticipates low interest expense in fiscal 2000. The Company has minimum debt and intends to fund its operations through non-interest bearing capital sources.

        The Company suffered a net loss applicable to common stock for fiscal 1999 of $3,232,857, or $.19 per share. The loss incurred for the previous year was $3,082,757, or $.22 per share. The increase in the net loss is attributable to the non-cash preferred dividends recorded in connection with the issuance of Series "C" preferred stock. The decrease in the net loss per common share primarily resulted from the increase of 2,453,614 shares of common stock issued in fiscal 1999. The Company anticipates that it will operate at a loss for the year ending February 28, 2000. However, if revenues of CLS, EFS and CBC increase, it is anticipated that losses will begin to diminish.

     The Company believes that three of its subsidaries, namely Eco-Pure Food Safety Systems, Inc., Cyclopss Laundry Systems, Inc., and Cyclopss Biochemical, Inc. will be the major contributors to the Company's future revenue stream. In order to achieve sales growth acceptable to management, the Company will primarily focus on these three divisions of the Company.

Liquidity and Capital Resources

        As of the date of this filing, the Company has sustained significant net losses which have resulted in an accumulated deficit at February 28, 1999 of $17,185,231 and has experienced periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

        The net loss for the year ended February 28, 1999 was $3,232,857. In the past the Company has been able to receive funding necessary for its operations through the issuances of common and preferred stock. The Company anticipates a net loss for the year ended February 29, 2000, and with a cash balance of $36,018 at February 28, 1999 and expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

        The Company is attempting to improve these conditions by way of financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and product sales. Management believes that appropriate funding will be generated and future product sales will result from these opportunities and that the Company will continue operations over the next fiscal year; however, no assurances can be given that sales will be generated or that funding will be raised. Should the Company be unsuccessful in achieving the increased level of revenues and gross profits required to pay its operating expenses or in acquiring additional equity financing to pay the shortfall, the Company will seek direction from the Board of Directors as to what action must be taken.

        Management is aggressively exploring additional financing for the ongoing operations of the Company and has, as of the date of filing of this Form 10-KSB, initiated a private placement of the Company's restricted common stock. Again, there are no assurances that the efforts to locate and secure additional financing will be successful, and the failure to secure this financing would substantially alter management's assumptions as presented heretofor and in the remainder of this section.

        Shares issued and outstanding for February 28, 1999 were 17,599,482, compared to 15,145,868 for the prior year. Common shares increased due to additional financing that occurred in 1999, for a total of 1,395,140 new common shares. This financing raised $1,743,925 ($1,500,821 in net proceeds).

        Cash used in operating activities was $2,105,085 for the year ended February 28,1999, compared with $1,709,955 for the year ended February 28,1998, an increase of $395,130 (23%). The Company's use of cash in the year ended February 29, 1998 was more aggressive than the previous year as the Company experienced significant general and administrative expenses in the first half of the year, due to an increase in management and marketing costs. The use of the

Company's cash reserves were decreased during the second half as a result of more conservative expenditures during this period and the resignation of the Company's Chief Executive Officer and elimination of sales personnel.

        Cash expenditures for property and equipment and patents were $126,021 for the year ended February 28, 1999 compared with $24,485 for the year ended February 28, 1998. This significant increase was the result of the Company increasing purchases of equipment principally for Eco-Pure Food Processing Systems.

        Net cash provided by financing activities was $1,693,963. This amount compares to $1,031,965 for the year ended February 28, 1998. These amounts for both years, were mostly comprised of issuance of common or preferred stock in offerings done through First Financial investment Securities.

        Total assets decreased to $593,607 for the year ended February 28, 1999 from $1,968,130 for the year ended February 28, 1998, a decrease of $1,374,523 (70%), primarily due to decrease in the Company's cash position, and the write off of certain impaired patents and goodwill.

        Total current liabilities decreased to $397,678 at February 28, 1999 from $814,275 at February 28, 1998, a decrease of $416,597 (51%), due to a decrease in accounts payable, from $676,823 last year to $239,140 for February 28, 1999. The decline in accounts payable is attributable to a more concerted effort by the Company to reduce expenditures and conserve cash in the latter half of fiscal 1999.

        The Company's financing transactions for the year ended February 28, 1999 are further described here. During the period of March 9, 1998 to April 15, 1998, the Company authorized and offered its restricted common shares to accredited investors in an offering made persuant to a Board Resolution on march 3, 1998 through First Financial Investment Securities, Inc. Subscribers purchased 1,395,140 of such shares in this offering for a total net proceeds of $1,500,821. These shares were sold for $1.25 each and each share carries a redeemable class "AA" Warrant entitling the owner to purchase one share of common stock at a price of $3.75 per share.

        During the period of September 28, 1998 to April 15, 1999 the Company authorized and offered its Series "C" preferred shares to accredited investors in an offering made persuant to Regulation S of the Securities Exchange Act, and a Board Resolution on September 10, 1998. As of year end February 28, 1999, six subscribers purchased such shares in this offering for a total of $206,000. Subsequent to year end, an additional 156,825 shares were accepted under the subscription plan. Series "C" preferred shares at $.10 (ten cents) per share.

        On April 19, 1999, the Company's Board of Directors engaged an investment banking firm to offer its restricted common shares to accredited investors in an offering for a minimum of $1,000,000 and a maximum of $2,000,000. These shares are being offered at $.20 (twenty cents) each.

Year 2000 Issue

        The Year 2000 issue refers to some computer systems' inability to recognize the date field as the year 2000. As a result of these shortcomings, some computers may be unable to process year- date data accurately beyond the year 1999. There is substantial concern that if the Year 2000 problem is not adequately addressed, there may be widespread problems with computer applications in all areas of use, potentially affecting the global economy.

        If the Company's internal systems and products do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Additionally, if the Company's supplier, customers, and other parties experience Y2K difficulties, the Company could be adversely affected. The Company is continuing the process of assessing and correcting potential Year 2000 problems with the Company's operations.

        The Company has assessed the potential impact of this issue on its business and operations as being minor. With regard to its information systems (financial, supply, inventory, order, office support, etc.) the Company has developed and begun implementing a plan to convert all necessary systems to be ready for the year 2000. The Company does not believe the Year 2000 issue will have a material effect on the Compny's internal accounting and information systems, most of which consist of relatively inexpensive off-the-shelf software packages. Costs incurred to date to modify systems have been insignificant and remaining costs to modify IT systems are expected to be less than $5,000.

        With regard to its non-information system operations, the Company is in the process of reviewing and correcting Y2K problems in the following areas: products currently manufactured by the Company and manufacturing and engineering systems. This review is approximately 95% complete and the Company has been able to correct or plans to correct prior to 2000 each material Y2K issue identified in the review.

        With regard to potential Y2K issues for the Company's major material suppliers, the Company is in the process of communicating with such parties. Although not all major suppliers have indicated their Y2K compliance, the Company has not yet identified any major supplier that believes it will be unable to operate due to Y2K problems in 2000. Generally, the Company has alternative sources for supplies in the event a supplier experiences such difficulties and the Company does not presently anticipate material difficulties in obtaining materials due to suppliers' Y2K problems.

        With regard to major customers, the Company has had communications with such parties and is reviewing responses regarding the Companies Y2K compliance. To date, the Company has insufficient information from such parties to determine the potential impact on the Company if such parties experience Y2K difficulties.

        With  regard  to  third-party   utilities  and  services  (for  example,
telephone electrical, bankcard processing and shipping services), the Company has no plans to evaluate the Y2K readiness of such providers.

        The  Company   anticipates  that  the  material  risks  related  to  its
information and non- information systems will be timely mitigated by current efforts being made by the Company to identify and correct internal Y2K problems. However, there is no guarantee that the Company will successfully identify or correct all Y2K problems in a timely manner. In some cases, problems may be unforeseen, and occur regardless of the testing and review that is done.

        Additionally, a major potential Y2K risk to the Company's operations is service disruption from third-party providers that supply telephone, electrical, banking and shipping services. Any disruption of these critical services would hinder the Company's ability to receive, process and ship orders.

Plan of Operation

     The Company's Plan of Operation is solely subject to availability of additional capital, of which there can no assurance. As stated elsewhere in the 10-KSB, the Company continues to operate at a significant loss and continues to have insufficient capital for operations; however, Management is currently working on completing a Private Placementof the Company's restricted common shares that it believes will provide additional capital.

        In late  1997  the  Electrical  Power  Research  Institute  (EPRI)  self affirmed ozone as being Generally Regarded As Safe (GRAS) allowing food processors to use ozone in the processing of certain food items. The Companys expertise in ozone applications combined with the aggressive public relations activities of early 1998 created substantial interest in the food decontamination potential of the Company's technologies. However, those interested parties anticipated proven turnkey solutions, and were not initially prepared to contribute resources towards the development work and expenses necessary to ultimately provide the solution. The Company has been aggressively seeking customers and strategic partners who are sufficiently convinced of the potential to pro-actively participate in necessary research and development costs. These customers and strategic partners not only may provide revenues from possible R&D contracts but also follow-on revenues from the purchase of systems and processes. These installed systems will be used as demonstration sites, and will further validate the technologies.

        The Company currently has provided a major food producer with prototype ECO-PURE test systemsthat have been installed in wet produce processing plants, long-term onion storage facilities, short term banana and tomato ripening rooms, and is developing systems for another major customer for use in treatment of herbal remedies and dietary supplements.

        The Company continues to pursue strategic partners who are willing to advance resources and expenses in contract R&D relationships that not only provide revenues and working capital for the Company but, if successful, create a captive customer for future products.

        Until such time as additional monies are raised and the Company can execute its broader sales and marketing plan, management anticipates its primary revenues will be generated through the R&D contracts and the resulting sale of systems engineered from, and sold to, the parties funding the specific R&D activities.

        The Company is, as of the time of this filing, the subject of two separate due diligence efforts. The parties engaged in these two separate due diligence processes are both confined by stringent Confidential Disclosure Agreements which protect the Company's intellectual properties. These companies are both significant purveyors to the target markets of the Company. Should these due diligence efforts provide positive results, the Company may have an opportunity to engage a strategic partner, and the Company's revenues as well as the source of those revenues will change significantly. However, there can be no assurance that these due dilligence agreements will be completed or that such efforts will gain any significant market accpetance in the intended target markets, even if a partnership agreement is reached.

        Even with sufficient funds available, the ongoing challenge facing the Company is that of educating government, industry and the end consumer about the benefits of ozone. Ozone is a naturally-occurring phenomenon that is usually associated with photochemical smog or an eroding level of protection in our atmosphere. It is the Company's intent to provide this education and show the beneficial side of ozone: decontamination. For industry, ozone is a cost competitive and environmentally-friendly answer to microbial contaminates. For the consumer, ozone kills harmful microorganisms quickly and leaves behind no chemical residue.

        The Biochem products will continue to be driven by customer requests and increased sales will be derived from contract product development. Current sales activities will be evaluated and alternatives looked for to improve profit margins. Joint efforts will continue with Foster Miller, Inc., in efforts to create a market for Biochem's monomer to the aerospace industry.

        Given the Company's generally illiquid cash position and limited capital, there can be no assurances that the Company will be able to effectively execute its plan of operations.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For information required with respect to this Item 7, see "Consolidated Financial Statements and Schedules".

                              Cyclo3pss Corporation

                       Consolidated Financial Statements


                     Years ended February 28, 1999 and 1998




                                       Contents


Report of Independent Auditors............................................  28

Consolidated Financial Statements:

  Consolidated Balance Sheets ............................................  29
  Consolidated Statements of Operations ..................................  31
  Consolidated Statements of Stockholders' Equity ........................  32
  Consolidated Statements of Cash Flows ..................................  34

  Notes to Consolidated Financial Statements .............................  35

                            Report of Independent Auditors

The Board of Directors and Stockholders
Cyclo3pss Corporation

We have audited the accompanying consolidated balance sheets of Cyclo3pss Corporation and subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyclo3pss Corporation and subsidiaries at February 28, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and periodic cash flow difficulties raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The consolidated financial statements for the year ended February 28, 1999 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                            /s/ Ernst & Young LLP

Salt Lake City, Utah
May 11, 1999

                                 Cyclo3pss Corporation

                              Consolidated Balance Sheets

                                                                       February 28

                                                                    1999            1998
                                                              --------------------------------

  Assets
  Current assets:
    Cash and cash equivalents                                 $      36,018         573,161
    Accounts receivable, less allowance for doubtful
    accounts of $17,000 in 1999 and $2,000 in 1998                   47,578         113,090
    Inventories                                                      65,348         152,026
    Prepaid expenses                                                 45,128          75,526
                                                              --------------------------------
  Total current assets                                              194,072         913,803

  Property and equipment, net                                       232,935         236,780

  Other assets:
    Goodwill, net                                                         -         311,887
    Acquired patents, net                                           109,210         368,941
    Developed patents, net                                           52,170         117,118
    Other                                                             5,220          19,601



                                                              --------------------------------
                                                              $     593,607      $1,968,130
                                                              ================================


                                                                          February 28
                                                                      1999            1998
                                                                --------------------------------

  Liabilities and stockholders' equity Current liabilities:
    Accounts payable                                               $239,140        $676,823
    Accrued liabilities                                             149,033         112,789
    Current portion of capital lease obligations                      9,505          24,663
                                                                --------------------------------
  Total current liabilities                                         397,678         814,275

Long-term portion of capital lease obligations                        3,778          13,278

  Commitments and contingencies

Stockholders' equity:
    Preferred stock:
        Preferred stock issuable in series: par value $.01,
        4,500,000 authorized:
           Series "A" convertible preferred stock; 35,638 shares
           authorized, issued and outstanding (liquidation
           preference of $71,276)                                       356             356
           Series "B" convertible preferred stock; 30,000 shares
           authorized, 1,187 and 1,932 shares issued and
           outstanding in 1999 and 1998, respectively
           (liquidation preference of $1,848,364)                        12              19
           Series "C" convertible preferred stock; 550 shares
           authorized, 206 shares and none issued and
           outstanding in 1999 and 1998, respectively
           (liquidation preference of $267,800)                           2               -
        Class "A" preferred stock, par value $.01; 500,000 shares
        authorized; none issued or outstanding                            -               -
    Common stock:
      Common stock, par value $.001; 55,000,000 shares
      authorized; 17,599,482 shares and 15,145,868 shares
      issued in 1999 and 1998, respectively                          17,599          15,146
      Additional paid-in capital                                 17,860,958      16,034,785
      Accumulated deficit                                       (17,185,231)    (14,408,184)
      Less treasury stock, 264,000 common shares at cost           (501,545)       (501,545)
                                                             --------------------------------
  Total stockholders' equity                                        192,151       1,140,577
                                                                   $593,607      $1,968,130
                                                             ================================


See accompanying notes to consolidated financial statements

                                 Cyclo3pss Corporation

                         Consolidated Statements of Operations



                                                                           Year ended
                                                                           February 28

                                                                      1999             1998
                                                              ----------------------------------

  Net revenues                                                      $832,168        $1,205,105

  Costs and expenses:
    Cost of sales                                                    615,549         1,093,656
    Research and development                                         289,147           244,282
    Selling and marketing                                            145,162           326,732
    General and administrative                                     1,781,747         1,978,591
    Depreciation and amortization                                    333,389           426,353
    Impairment of intangible assets                                  447,424                 -
                                                              ----------------------------------
                                                                   3,612,418         4,069,614
                                                              ----------------------------------

  Loss from operations                                           (2,780,250)       (2,864,509)

  Interest income and other                                            7,066            47,494
  Interest expense                                                   (3,863)         (111,182)

  Net loss                                                       (2,777,047)       (2,928,197)
  Preferred stock dividends                                        (455,810)         (154,560)
                                                              ----------------------------------
  Net loss applicable to common stock                           $(3,232,857)      $(3,082,757)
                                                              ==================================
  Basic and diluted net loss per common share                         $(.19)            $(.22)
                                                              ==================================
  Weighted average number of common shares - basic and
  diluted                                                         17,457,109        13,853,892
                                                              ===================================



See accompanying notes to consolidated financial statements.

                                        Cyclo3pss Corporation

                           Consolidated Statements of Stockholders' Equity


                                               Series "A"                Series "B"                 Series "C"
                                              Convertible               Convertible                Convertible
                                            Preferred Stock           Preferred Stock            Preferred Stock
                                          Shares       Amounts       Shares       Amounts       Shares        Amounts
                                       ---------------------------------------------------------------------------------


  Balances at February 28, 1997           35,638         $356          1,935        $19            -           $ -

  Issuances of common stock for cash         -             -             -           -             -             -

  Conversions of long-term debt and
  accrued interest to common stock           -             -             -           -             -             -

  Issuances of common stock in
  connection with business purchase          -             -             -           -             -             -

  Conversions of Series "B" preferred
  stock to common stock                      -             -            (3)          -             -             -

  Conversions of Series "B" dividends
  to common stock                            -             -             -           -             -             -

  Amortization of deferred
  compensation                               -             -             -           -             -             -

  Interest expense related to warrants       -             -             -           -             -             -

  Net loss                                   -             -             -           -             -             -

  Recognition of paid-in-kind stock
  dividends on Series "B" preferred
  stock (See Note 7)                         -             -             -           -             -             -
                                       ---------------------------------------------------------------------------------
  Balances at February 28, 1998           35,638          356          1,932        19             -             -

  Issuances of common stock and
  warrants for cash                          -             -             -           -             -             -

  Exercise of stock options                  -             -             -           -             -             -

  Revaluation of Class A Warrant             -             -             -           -             -             -

  Issuance of Series "C" convertible
  preferred stock                            -             -             -           -            206            2

  Conversions of Series "B" preferred
  stock to common stock                      -             -           (745)        (7)            -             -

  Conversions of Series "B" dividends
  to common stock                            -             -             -           -             -             -

  Net loss                                   -             -             -           -             -             -

  Recognition of paid-in-kind stock
  dividends on Series "B" preferred
  stock (See Note 7)                         -             -             -           -             -             -
                                       ---------------------------------------------------------------------------------
  Balances at February 28, 1999           35,638          $356         1,187        $12           206           $2
                                       =================================================================================


                          Additional                                     Treasury Stock
      Common Stock         Paid-in     Accumulated      Deferred            (Common)
   Shares      Amounts     Capital       Deficit      Compensation    Shares      Amounts        Total
------------ ----------- ------------ ------------- -------------- ------------ ----------- ---------------

 12,793,440    $12,793   $13,546,195  $(11,479,987)    $(168,000)     264,000    $(501,545)   $1,409,831

  1,000,000      1,000     1,056,500         -              -            -           -         1,057,500

  1,305,852      1,306     1,404,757         -              -            -           -         1,406,063

     41,676         42        (42)           -              -            -           -              -

      4,703          5         (5)           -              -            -           -              -

        197         -           -            -              -            -           -              -

         -          -           -            -           168,000         -           -          168,000

         -          -         27,380         -              -            -           -           27,380

         -          -           -       (2,928,197)         -            -           -       (2,928,197)

         -          -           -            -              -            -           -              -
------------ ----------- ------------ ------------- -------------- ------------ ----------- ---------------
 15,145,868     15,146    16,034,785   (14,408,184)         -         264,000    (501,545)    1,140,577

  1,395,140      1,395     1,499,426         -              -            -           -        1,500,821

     10,000         10        11,790         -              -            -           -           11,800

         -          -        110,000         -              -            -           -          110,000

         -          -        205,998         -              -            -           -          206,000

    880,046        880         (873)         -              -            -           -              -

    168,428        168         (168)         -              -            -           -              -

         -          -           -       (2,777,047)         -            -           -       (2,777,047)

         -          -           -            -              -            -           -              -
------------ ----------- ------------ ------------- -------------- ------------ ----------- ---------------
 17,599,482    $17,599   $17,860,958  $(17,185,231)     $   -         264,000   $(501,545)   $  192,151
============ =========== ============ ============= ============== ============ =========== ===============




    See accompanying notes to consolidated financial statements.

                                 Cyclo3pss Corporation

                           Consolidated Statements of Cash Flows


                                                                                Year ended
                                                                                February 28

                                                                          1999             1998
                                                                    ---------------- ----------------

  Cash flows from operating activities:
    Net loss                                                          $(2,777,047)     $(2,928,197)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                      113,728          143,660
        Amortization                                                      219,661          282,693
        Impairment on intangible assets                                   447,424             -
        Revaluation of Class A Warrant                                    110,000             -
        Common stock issued for services                                     -             168,000
        Interest expense on convertible debt                                 -              98,333
        Interest expense on warrants with convertible debt                   -              27,380
        Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                        65,512          (15,485)
         Decrease (increase) in inventories                                86,678          (51,442)
         Decrease in prepaid expenses and other                            30,398           19,300
         (Decrease) increase in accounts payable and accrued
         liabilities                                                     (401,439)         545,803
                                                                     ---------------- ----------------
  Net cash used in operating activities                                (2,105,085)      (1,709,955)

  Cash flows from investing activities:
    Purchase of property and equipment                                   (109,883)          (9,446)
    Increase in developed patents                                         (16,138)         (15,039)
                                                                     ---------------- ----------------
  Net cash used in investing activities                                  (126,021)         (24,485)

  Cash flows from financing activities:
    Proceeds from issuance of common stock                              1,500,821        1,057,500
    Proceeds from exercise of stock options                                11,800             -
    Proceeds from issuance of preferred stock                             206,000             -
    Principal payments under capital lease obligations                    (24,658)         (25,535)
                                                                     ---------------- ----------------
  Net cash provided by financing activities                             1,693,963        1,031,965
                                                                     ---------------- ----------------
  Net decrease in cash and cash equivalents                              (537,143)        (702,475)
  Cash and cash equivalents at beginning of year                          573,161        1,275,636
                                                                     ---------------- ----------------
  Cash and cash equivalents at end of year                            $    36,018      $   573,161
                                                                     ================ ================
  Supplemental schedule of non-cash financing activities:
    Conversions of long-term debt obligations and interest payable
    on long-term debt obligations to common stock                     $        -       $ 1,406,063
See accompanying notes to consolidated financial statements.


                                 Cyclo3pss Corporation

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

                                 Cyclo3pss Corporation

1. Summary of Significant Accounting Policies (continued)

Inventories

     Inventories consist of raw materials and work-in-process and are stated at the lower of cost or market, cost being determined using the first-in, first-out
(FIFO) method. Inventories consist of the following:


                                                       February 28

                                                  1999              1998
                                           ------------------ -----------------

      Raw materials                              $65,348          $131,114
      Work-in-process                               -               20,912
                                           ------------------ -----------------
                                                 $65,348          $152,026
                                           ================== =================

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


                                                        February 28

                                                  1999               1998
                                           ----------------- ------------------

      Equipment                                 $638,837           $559,241
      Furniture and fixtures                      83,971             85,528
      Leasehold improvements                     114,717            101,390
                                           ----------------- ------------------
                                                 837,525            746,159
      Less: accumulated depreciation and
      amortization                              (604,590)          (509,379)
                                           ----------------- ------------------
                                                $232,935           $236,780
                                           ================= ==================

Property and equipment includes $81,022, and $94,905 of equipment under capital leases at February 28, 1999 and 1998, respectively. Accumulated depreciation for such equipment was $47,665 and $38,082 at February 28, 1999 and 1998, respectively. Upon completion of certain capital lease terms, the Company is required to purchase leased equipment at fair value. Other leases provide for a bargain purchase price.

                                 Cyclo3pss Corporation

1. Summary of Significant Accounting Policies (continued)

Intangible assets

Intangible assets consist primarily of acquired patents that are recorded at the lower of cost or their net realizable value. Goodwill is amortized over five years. Accumulated amortization for goodwill was $1,142,436 and $830,549 at February 28, 1999 and 1998, respectively. Acquired and developed patents are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining stated life of the patent. Accumulated amortization for acquired and developed patents was $336,159 and $164,071 at February 28, 1999 and 1998, respectively. The Company periodically reviews the recoverability of these intangible assets in order to record them at their net realizable value.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Company reviews long-lived and intangible assets for impairment whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

For the year ended February 28, 1999, the Company recorded expense of $447,424 related to impairment of certain of its intangible assets. The circumstances giving rise to the impairment include, but are not limited to, declines in sales and volume, de-listing from the NASDAQ Small-Cap Market, reorganization of Company personnel and issues concerning the recoverability of the intangible assets associated with areas of the Company's business that were being de-emphasized. Of the impairment amount, approximately, $84,000 related to patents in the medical products segment, $107,000 related to patents in the biochemical products segment, and $256,000 related to goodwill and patents in the textile products segments (See Note 9 for a description of segments). Fair value was based on estimated future cash flows to be generated, discounted at a market rate of interest.

Income Taxes

The Company accounts for income taxes using the liability method pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method requires that the expected future consequences of temporary differences between the tax and reporting basis of assets and liabilities be recognized as deferred tax assets and liabilities.

                                 Cyclo3pss Corporation

1. Summary of Significant Accounting Policies (continued)

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-based Compensation (SFAS 123). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Revenue Recognition

Revenue is recognized upon shipment, or in the case of washing and laundry systems, upon completion of certain milestones as specified in the related customer contracts.

Advertising Costs

Advertising costs are expensed during the year in which they are incurred. Advertising expenses were $77,683 and $52,118, respectively for the years ended February 28, 1999 and 1998.

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

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss for the period by the weighted-average number of the Company's common shares outstanding. Because the Company reported a net loss for each of the fiscal years ended February 28, 1999 and 1998,

                                 Cyclo3pss Corporation

1. Summary of Significant Accounting Policies (continued)

all common stock equivalents are anti-dilutive and accordingly have been excluded from the earnings per common share computation.

Options and warrants to purchase 5,519,173 and 3,737,421 shares of common stock were outstanding at February 28, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per common share because they were anti-dilutive.

Comprehensive Income

In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. There were no items of other comprehensive income in 1999 or prior.

2. Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at February 28, 1999 of $17,185,231, and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

The net loss for the year ended February 28, 1999 was $3,232,857. In the past the Company has been able to receive funding necessary for its operations through the issuances of common and preferred stock. The Company anticipates a net loss for the year ended February 29, 2000, and with a cash balance of $36,018 at February 28, 1999 and expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

The Company believes that these conditions have resulted from the inherent risks associated with small technology companies. Such risks include, but are not limited to, the ability to (a) generate sales of its product at levels sufficient to cover its costs and provide a return for investors, (b) attract additional capital in order to finance growth, (c) further develop and successfully market commercial products and (d) successfully compete with other

                                 Cyclo3pss Corporation

2. Basis of Presentation (continued)

technology companies having financial, production and marketing resources significantly greater than those of the Company.

The Company is attempting to improve these conditions by way of financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and product sales. Management believes that appropriate funding will be generated and future product sales will result from these opportunities and that the Company will continue operations over the next fiscal year; however, no assurances can be given that sales will be generated or that the additional necessary funding will be raised.

3. Accrued Liabilities

Accrued liabilities consist of the following:


                                                       February 28

                                                  1998              1998
                                           ------------------ -----------------

      Accrued payroll and payroll taxes         $121,483         $  67,787
      Accrued vacation                            24,865            45,002
      Other                                        2,685               -
                                           ------------------ -----------------
                                                $149,033          $112,789
                                           ================== =================

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

                                 Cyclo3pss Corporation

4. Long-Term Debt (continued)

On August 29, 1997 the Company provided the holders of the Company's Convertible Promissory Notes an option to convert the outstanding principal and interest into the Company's common stock, which stock is restricted from sale for a period of 120 days from the date of conversion, at a conversion price which is the higher of a) $1.00 per share or b) the average closing price for the ten days prior to the date of conversion. Note holders continue to own the warrants which were received as part of the original purchase; however, the exercise price of the underlying shares has been reduced to $2.00 per share for the notes converted. As of February 28, 1998, all of the long-term debt obligations and interest payable on long-term debt obligations have been converted to 1,035,852 shares of the Company's restricted common stock.

5. Capital Lease Obligations and Commitments

Future minimum lease payments for capital lease obligations are as follows:


Year ending
February 28

    2000                                                          $ 10,374
    2001                                                             3,915
                                                             -----------------
    Future minimum lease payments                                   14,289
    Amounts representing interest                                   (1,006)
                                                             -----------------
    Present value of future minimum lease obligations               13,283
    Amounts due within one year                                     (9,505)
                                                             -----------------
    Amounts due after one year                                      $3,778
                                                             =================

Interest paid and expensed for capital lease obligations was $3,645 and $7,662 for the years ended February 28, 1999 and February 28, 1998, respectively.

The Company leases office facilities and office equipment under noncancelable operating leases. Rent expense under these leases was $107,149 and $107,695 for the years ended February 28, 1999 and, 1998, respectively. The future minimum operating lease payments are $53,557, $53,976, $46,728, and none for the years ended February 28, 2000, 2001, 2002, and 2003 and beyond, respectively

                                 Cyclo3pss Corporation

6. Income Taxes

As of February 28, 1999, the Company had federal and state net loss carryforwards of approximately $15,482,000 and $11,699,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $137,000. The net operating loss and credit carryforwards will expire at various dates beginning on 2003 through 2019, if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of February 28, 1999 and February 28, 1998 are as follows:


                                                         February 28

                                                   1999              1998
                                            ----------------- -----------------

Deferred tax assets:
    Net operating loss carryforwards            $5,650,000        $4,822,000
    Research credit carryforwards                  137,000           119,000
                                                 5,787,000         4,941,000
Valuation allowance                             (5,787,000)       (4,941,000)
                                            ----------------- -----------------
                                               $      -         $       -
                                            ================= =================

The net valuation allowance increased by $846,000 and $1,078,000 during the years ended February 28, 1999 and 1998, respectively.

7. Stockholders' Equity

Common Stock

In August 1996, the Board of Directors approved the issuance of 300,000 shares of common stock to a consultant for shareholder promotion services. The Company issued these shares at fair market value and recorded $336,000 in deferred compensation at the date of issuance. The services were provided over a twelve month period. For the years ended February 28, 1998 and 1997, the Company recorded $168,000 of compensation expense related to this issue.

                                 Cyclo3pss Corporation

7. Stockholders' Equity (continued)

In October 1997, the Company completed a private placement offering for $1,250,000 (net proceeds of $1,057,500) of its securities, which consist of 1,000,000 units at a price of $1.25 per unit. Each unit consists of one restricted share of common stock, one Class A Warrant and one Class B Warrant. The Class A Warrant entitles the holder to purchase one share of common stock at $2.60 per share and the Class B Warrant entitles the holder to purchase one share of common stock at $2.75 per share. The exercise price of the Class A Warrant was reduced to $.50 by a resolution of the Board of Directors on October 28, 1999. The shares underlying the warrants were registered in December 1997.

On February 27, 1998, the Board of Directors approved a private placement offering of its restricted common shares to accredited investors. The Company issued 1,395,140 units for $1,743,925 (net proceeds of $1,500,821). Each unit consists of one restricted share of common stock and one warrant convertible into one share of common stock at $3.75 per share.

At February 28, 1999, the Company had reserved 5,519,173 shares of common stock for future issuance, including 4,086,173 shares reserved for exercise of warrants and 1,433,000 shares for the exercise of stock options.

Preferred Stock

Series "A"

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

                                 Cyclo3pss Corporation

7. Stockholders' Equity (continued)

Series "B"

On May 30, 1996, the Board of Directors authorized for issuance 30,000 shares of Series "B" convertible preferred stock with a $0.01 par value and a stated value of $1,000 per share. These shares are convertible after 45 days from the subscription date into common shares at 65% to 70% of the "Average Stock Price" as designated by the Board of Directors. The "Average Stock Price" is further defined as the lesser of the average daily closing bid prices of common shares for the period of five consecutive trading days immediately preceding the date of subscription or the five consecutive trading days immediately preceding the date of conversion of the Series "B" convertible shares. However, these shares do not have voting rights or preemptive rights to acquire other securities. The shares provide for payment of cumulative dividends at 8% annually, payable in cash or stock at the Company's option, and include a liquidation preference equal to $1,350 per share together with all accrued and unpaid dividends.

For the year ended February 28, 1997, 3,170 shares of Series "B" convertible preferred stock had been issued for net proceeds of $2,755,000 after issuance costs of $415,000. The Company also recorded the required 8% dividend in additional preferred stock, rather than cash and, accordingly, accrued $141,660 and $154,560 for the years ended February 28, 1999 and 1998 in paid-in-kind stock dividends as an adjustment to additional paid in capital.

For the year ended February 28, 1998, 3 shares of series "B" convertible preferred stock and related accrued dividends of $191 were converted into 4,703 and 197, respectively, shares of common stock. For the year ended February 28, 1999, 745 shares of series "B" convertible preferred stock and related accrued dividends of $140,406 were converted into 880,046 and 168,428, respectively, shares of common stock.

At February 28, 1999 and 1998, the Company had aggregate accrued and unpaid preferred stock dividends of $245,914 and $242,455, respectively.

Series "C"

On September 10, 1998, the Board of Directors authorized for issuance 550 shares of Series "C" convertible preferred stock with a $0.01 par value and a stated value of $1,000 per share. Each Series "C" preferred share is convertible from the subscription date into 10,000 common shares. These shares do not have voting rights or preemptive rights to acquire other securities. These subscriptions are entitled to registration rights. The shares provide for payment of cumulative dividends at 10% annually, payable in cash or stock at the

                                 Cyclo3pss Corporation

7. Stockholders' Equity (continued)

Company's option, and include a liquidation preference equal to $1,000 per share together with all accrued and unpaid dividends.

Because the Series "C" preferred shares have conversion rights at a discount from the market price on the date of subscription, the Company has reflected a dividend to shareholders of Series "C" in the earnings per share calculation, which reflects the assured incremental yield on preferred stock that is embedded in the conversion terms at a discount from the initial fair value at the date of issuance. The amount of the dividend recorded to reflect this discount was $309,000. Additionally, the Company recorded the required 10% dividend in additional preferred stock, rather than cash and, accordingly, accrued $5,150 for the year ended February 28, 1999, in paid-in-kind stock dividends as an adjustment to additional paid in capital.

For the year ended February 28, 1999, 206 shares of Series "C" convertible preferred stock had been issued for net proceeds of $206,000, none of which have been converted.

Stock Options

On August 31, 1993, the Company entered into employment agreements with three key employees for a three year period commencing September 1, 1993. Under the terms of these contracts, each employee was granted options to purchase 100,000 common shares per year at $1.85 per share, which approximated the fair value of the common shares at the date of grant. On October 21, 1994, one of these employees was terminated and the corresponding options were canceled. At February 28, 1999, options to purchase 662,500 shares of common stock were exercisable under these 1993 employee agreements.

Effective September 1, 1996, the Board of Directors extended the terms of the employment agreements for two of the above employees. Under the terms of the extension, each of the employees was granted an additional 100,000 options at $1.07 per share for an additional one year of service. As of February 28, 1999, a total of 200,000 shares were exercisable under the 1996 employment agreements.

On August 26, 1993, the Board of Directors granted each of the five non-employee directors options to purchase 15,000 common shares at an exercise price of $1.85 per share, which was the fair market value at the date of grant. The options vest at a rate of 5,000 shares annually at the time of each Annual Meeting of Stockholders, commencing with the 1994 Annual Meeting of Stockholders. At February 28, 1999, a total of 75,000 options were exercisable, none of which have been exercised as of February 28, 1998.


46

                                 Cyclo3pss Corporation

7. Stockholders' Equity (continued)

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999 and 1998, respectively: risk-free interest rates of 5.30% and 6.00%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 3.853 and .811; and a weighted-average expected life of the options of 3 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma results follows:


                                                      1999             1998
                                                ---------------- ---------------

 Pro forma net loss applicable to common stock    $(3,188,548)     $(3,265,953)

     Pro forma net loss per common share                 (.18)           (0.24)


Because the effect of SFAS 123 is prospective, the initial impact on pro forma net income (loss) may not be representative of compensation expense in future years.



47

                                 Cyclo3pss Corporation

7. Stockholders' Equity (continued)

A summary of stock option activity, and related information for the years ended February 28, 1998 and 1999 follows:

                                                   Outstanding Stock Options
                                     Shares     -----------------------------   Weighted-
                                   Available      Number of        Price         Average
                                   for Grant        Shares       Per Share    Exercise Price
                                 -------------- -------------- -------------- --------------


Balance at February 29, 1997        120,500        1,072,500      $.94-6.03       $2.00
  Additional authorization          250,000             -             -             -
  Options granted                  (281,000)         281,000      $.90-1.25        $.98
  Options canceled                   95,501          (95,501)    $1.07-6.03       $1.94
                                 -------------- -------------- -------------- --------------

Balance at February 28, 1998        185,001        1,257,999      $.90-6.03        $1.78
  Options granted                   (34,875)          34,875      $.25-1.99        $1.43
  Options exercised                    -             (10,000)         $1.18        $1.18
  Options canceled                  248,499         (248,499)     $.94-6.03        $2.11
                                 -------------- -------------- -------------- --------------

Balance at February 28, 1999        398,625        1,034,375      $.10-5.44        $1.72
                                 ============== ============== ============== ==============



The weighted average fair value of options granted in the year ended February 28, 1999 and 1998, were $1.43 and $.52, respectively.

Additionally, SFAS No. 123 requires that companies with wide ranges between the high and low exercise prices of its stock options segregate the exercise prices into ranges that are meaningful for assessing the timing and number of additional shares that may be issued and the cash that may be received as a result of the option exercises.



48

                                 Cyclo3pss Corporation

7. Stockholders' Equity (continued)

Below are the segregated ranges of exercise prices as of February 28, 1999:

                   Options Outstanding                         Options Exercisable
  ------------------------------------------------------    ------------------------
                               Weighted
                                Average       Weighted                     Weighted
  Range of                     Remaining       Average                      Average
  Exercise        Number      Contractual     Exercise         Number      Exercise
   Prices       Outstanding      Life           Price        Exercisable     Price
-------------  ------------- -------------  -------------    -----------  -----------

    $.25          11,250       8.2 years        $ .25             -          $ -
  $.94-1.07      215,000       7.3 years        $1.06          205,000       $1.07
 $1.75-1.99      790,125       3.1 years        $1.85          766,500       $1.85
 $2.79-5.44       18,000       6.2 years        $4.56           18,000       $4.56
-------------  ------------- -------------  -------------    -----------  -----------

 $2.50-5.00      1,034,375     4.6 years        $1.72          989,500       $1.73
=============  ============= =============  =============    ===========  ===========


Warrants

In connection with the issuance of $3,000,000 in convertible debt approved by the Board of Directors for the year ended February 28, 1997, the Company issued each lender a warrant to purchase 1,000 shares of the Company's common stock at a price of $4.00 per share for each $3,500 principal amount loaned to the Company. Note holders were entitled to exercise their warrants to purchase 264,000 shares of common stock. Each warrant was exercisable for a period of 5 years from the date of the closing of each loan. In August 1997, the exercise price of the underlying shares was reduced to $2.00 per share for the notes converted.

In October 1997, the Company issued 1,000,000 Class A Warrants and 1,000,000 Class B Warrants in connection with a $1,250,000 private placement offering, as discussed above. On October 28, 1998, the Board reduced the exercise price on the Class A Warrants to $.50 and extended the expiration date to December 11, 1999. In conjunction with the reduction in the exercise price and the extension of the expiration date, the Company recorded additional expense of $110,000. The Class B Warrants expire three years from the date of the offering.

                                 Cyclo3pss Corporation

7. Stockholders' Equity (continued)

In connection with this private placement offering, the Company issued the brokers warrants to purchase 100,000 shares of common stock at $1.25 per share. The underwriters paid a price of $.001 per warrant. These warrants expire 4 years from the date of the offering. The underwriters' warrants are restricted from exercise for a period of one year commencing from the offering date.

     In December 1997, the Company issued warrants, related to financing services provided by an investment bank, to purchase 215,422 shares of common stock at $4.00 per share. These warrants expire December 10, 2000.

In connection with a private placement offering approved by the Board of Directors on February 27, 1998, the Company issued 1,395,140 warrants at an exercise price of $3.75 per share. The warrants expire one year from the offering date, assuming the warrant holders do not exercise their demand registration rights.

In connection with the private placement offering approved by the Board of Directors on February 27, 1998, the Company issued the brokers warrants to purchase 111,611 shares of common stock with an exercise price of $1.25 per share. The underwriters paid a price of $.001 per warrant. These warrants expire 4 years from the date of the offering. The underwriters' warrants are restricted from exercise for a period of one year commencing from the offering date.

As of February 28, 1999, none of the above warrants have been exercised.

8. Contingencies

During the period from May through August 1996, the Company sold its Series "B" preferred stock in a private placement offering to certain investors pursuant to the provisions of Securities and Exchange Commission Regulation S. One of the investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of Series "B" preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April

                                 Cyclo3pss Corporation

8. Contingencies (continued)

8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The primary relief sought by Mifal Klita is the return of their invested funds and/or the conversion of their Series "B" preferred shares into unrestricted common stock of the Company. The

Company and Mifal Klita are currently in negotiations seeking to resolve the dispute without further litigation. Management believes, based on advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows.

The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes, based on advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows.

9. Segment Information

During fiscal 1999 and 1998, the Company operated in three principal industries; the manufacture, sale and installation of ozone food processing products ("food processing products"), the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries ("textile products"), and the manufacture and sale of specialty chemicals ("biochemical products"). For the year ended February 28, 1998, the Company incurred certain research and development costs in developing technologies for the sterilization and/or disinfection of surgical and medical instruments ("medical products"). Operations related to medical products were suspended in early fiscal 1998 in order to conserve available cash.

Operating profit is total revenue less operating expenses, excluding interest expense and general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, other receivables, prepaid expenses, property and equipment and corporate payables.

For the year ended February 28, 1999, two customers accounted for approximately 36% and 23% of total net revenues for textile products, one customer accounted for approximately

                                 Cyclo3pss Corporation

9. Segment Information (continued)

Industry Data

100% of total net revenues for food processing products, and three customers accounted for approximately 20%, 19% and 17% of total net revenues for biochemical products. For the year ended February 28, 1998, two customers accounted for approximately 47% and 25% of total net revenues for textile products, and one customer accounted for approximately 15% of total net revenues for biochemical products.


Cyclo3pss Corporation and Subsidiaries
                                                     Year ended
                                                     February 28

                                               1999             1998
                                        -----------------------------------
Net sales and other income:
    Medical products                            $-               $-
    Food processing products                 348,426              -
    Textile products                         194,145          805,057
    Biochemical products                     289,597          400,048
                                        -----------------------------------
                                             832,168        1,205,105
    Interest income and other                  7,066           47,494
                                        -----------------------------------
    Total revenue                           $839,234       $1,252,599
                                        ===================================

Operating loss (income)
    Medical products                            $-           $294,127
    Food processing products                 113,089           66,000
    Textile products                       1,031,381        1,152,294
    Biochemical products                      79,234          (63,244)
                                        -----------------------------------
    Total operating loss                   1,223,704        1,449,177

    Corporate expenses                     1,549,480        1,367,838
    Interest expense                           3,863          111,182
                                        -----------------------------------
    Net loss                              $2,777,047       $2,928,197
                                        ===================================

                                 Cyclo3pss Corporation

Identifiable assets
    Medical products                            $-           $88,858
    Food processing products                  14,316            -
    Textile products                         364,462       1,100,191
    Biochemical products                     123,377         373,434
                                        -----------------------------------
                                             487,839       1,562,483
    General corporate assets                 105,768         405,647
                                        -----------------------------------
    Total assets                            $593,607      $1,968,130
                                        ===================================

Depreciation and amortization expense
    Medical products                            $-           $16,907
    Food processing products                      82            -
    Textile products                         236,489         312,740
    Biochemical products                      39,866          50,465
  Corporate                                   56,952          46,241

Capital expenditures
    Medical products                            $-             $-
    Food processing products                    614             -
    Textile products                         97,712            5,149
    Biochemical products                        492            1,300
    Corporate                                11,065            2,997

                                 Cyclo3pss Corporation

10. Subsequent Events

In March 1999, in connection with the private placement offering of Series "C" preferred stock, as mentioned above, the Company sold an additional 157 shares for net proceeds of $156,875.

On April 19, 1999, the Board of Directors approved stock option grants to two key members of the management team totaling 800,000 options. These options vest upon issuance and are exercisable at $.10.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes or disagreements between the Company and Ernst & Young LLP, its Independent Auditors, during the year ended February 28, 1999.



                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    A. Identification of Directors and Executive Officers. The current directors and officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

    Name                         Age           Position


William R. Stoddard              46            President, CEO

Mondis Nkoy                      35            Controller, Corporate Secretary

Michael J. Lakis, Jr.            62            Director

Richard C. Nelson                68            Director

Steve Sarich, Jr.                77            Director

Durand M. Smith                  51            Director, Vice President of
                                               Reseach and Development


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

     Michael J. Lakis. Mr. Lakis joined the board of directors on December 1, 1997. Most recently, he served as President and Chief Operating Officer - North America for Del Monte Fresh Produce Company. Prior to this post, Mr. Lakis was with Chiquita Brands Inc., where he built up over 37 years of experience and serving as President from 1979 to 1992.

     Richard C. Nelson. Mr. Nelson joined the Company on March 24, 1999, replacing Bruce Baily Jr. on Cyclopss' Board of Directors. Mr. Nelson is Vice President Emeritus and Consultant of Hyatt Hotels and Resorts. In June of 1996, he retired from the day-to-day operations as Vice President and Managing Director of the Grand Hyatt Washington, a 900 room hotel he opened in 1987.

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

    Durand M. Smith, PhD Dr. Smith has been the Vice President of Research and Developmet for the Company since March of 1998 and has been a director of the Company since April of 1999. Dr. Smith is the former Manager of Advanced Space Programs for General Electric's Aerospace and Defense Group (1973- 1988) and Vice President of Engineering for Ithaco Inc, a spacecraft-hardware-engineering firm (1988-1993). Dr Smith also served as COO of Orion International Technologies (1993-1996), an engineering services company. Prior to joining Cyclopss, Dr. Smith served as the Governor's Science Advisor for the State of New Mexico.

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

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceede 000:


                                           Annual Compensation                                 Long-Term Compensation
                                        ------------------------                             --------------------------
                                                                                         Awards                   Payouts
                                                                                         Options
Name and Principal Position      Year   Salary      Bonus    Compensation     Stock Awards   SAR's(#)    LTIP Payouts Compensation
-----------------------------------------------------------------------------------------------------------------------------------
William R. Stoddard              1999  $150,000(2)   -0-         -0-           450,000(1)       -0-          -0-          -0-
Chairman, CEO                    1998  $150,000      -0-         -0-             -0-            -0-          -0-          -0-
                                 1997   $96,000      -0-         -0-           100,000(1)       -0-          -0-          -0-

John M. Williams                 1999     -0-        -0-         -0-             -0-            -0-          -0-          -0-
Chairman/CEO                     1998   $96,000      -0-         -0-             -0-            -0-          -0-          -0-
 (Retired December               1997   $96,000      -0-         -0-           100,000(1)       -0-          -0-          -0-
       1997)

Durand M. Smith                  1999  $120,000      -0-         -0-           350,000(1)       -0-          -0-          -0-
Vice President, Research and Development

Gary Bratcher                    1999  $235,000      -0-         -0-             -0-            -0-          -0-          -0-
Chairman, CEO (March of 1999 to resignation August of 1999)


   (1) Options to acquire shares of common stock
   (2) William R. Stoddard has deferred $59,375 of his annual salary as of year end, due to cash constraints of the Company

Stock Options Granted to Executives

      During the year ended February 28, 1997, stock options were granted to each of the two persons listed in the Summary Compensation Table above. Effective on September 1, 1996, the Company extended the three-year Employment Agreements of John M. Williams and William R. Stoddard ("Employees") which expired on August 31, 1996 and had been in force for the immediately preceding three years since their inception on August 31, 1993. Each extension was for a term of one year commencing September 1, 1996. The expiring Agreements, and therefore the one year extensions effective on September 1, 1996, granted each of these two employees an Option to purchase 100,000 shares of the Company's common stock at a Price that was equal to its fair market value on the date of grant, for each subsequent year of continued employment. The fair market value of the additional 100,000 options granted under the extensions as of September 1, 1996 (the Grant Date) was $1.07 per share (the average closing price for the Company's common stock for the 30 days prior to September 1, 1996). The Opeions vest on a monthly basis, permitting the Employee to exercise an option to purchase 8,333 shares of the Company's common stock for each month of service under the Agreement, provided, however, that the options vesting during an employment year are not exercisable until the end of such employment year. The Options are exercisable for a period of five years from the date of vesting. Therefore, at August 31, 1997, Options to purchase 800,000 shares owned by Mr. Williams and Mr. Stoddard, which vested during the four prior employmane years were all

    On April 19, 1999 an additional grant was made for 450,000 shares to Mr. Stoddard at $.10 per share. At the same time, additional options were granted for Dr. Durand Smith for 350,000 shares at $.10 per share. These options vested on the date of grant and were excercisable on that date. A Form S-8 was filed on May 13, 1999 to register common shares underlying these options.

    On June 1, 1997 a grant was made to Mondis Nkoy, Corporate Secretary, for 15,000 shares at $.94, the closing market price for that day. These shares were exercisable one year after the grant date at 5,000 shares a year, for three years. On April 19, 1999 these 15,000 shares were repriced to $.10 per share and the options became immediately vested. The underlying shares were registered on the Form S-8 mentioned above, on May 13, 1999.

    As of May 28, 1999 none of the options granted in the Employment Agreements have been exercised. The Options granted in the original three-year Employment Agreements were approved by the Company's stockholders at the Annual Meeting of Stockholders held

57

December 10, 1993. The shares of common stock underlying the originally granted Options were registered by the Company with the filing of Form S-8 dated August 31, 1995, and May 13, 1999, which is incorporated herein by reference.

                         Option/SAR Grants in last fiscal year
                                   Individual Grants
                        ---------------------------------------

                          Number of Securities          % of Total options/SAR
                         underlying Options/SARs         Granted to employees     Exercise or
Name                            Granted (#)                 In fiscal year         Base price      Expiration Date
---------------------------------------------------------------------------------------------------------------------
William R. Stoddard               450,000                          54%               $ .10           4/19/2004
Durand Smith                      350,000                          42%               $ .10           4/19/2004


Aggregate Option Exercises and Number/Value of Unexercised Options

    The following table provides information concerning the exercise of options during the last fiscal year by persons named in the Summary Compensation Table, the number of unexercised options held by such persons at the end of the last fiscal year, and the value of such unexercised options as of such date:


                                                                      Nature of               Value of Unexercised
                         Shares Acquired        Values           Unexercised Options          In-the-Money Options
Name                     on Exercise (#)     Realized ($  )        at 2/28/99 (#)               at 2/28/99 ($)(1)
                                                             Exercisable  Unexercisable    Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------------
William R. Stoddard           -0-               -0-           850,000         -0-              -0-            -0-
John M. Williams              -0-               -0-           400,000         -0-              -0-            -0-
Durand Smith                  -0-               -0-           350,000         -0-              -0-            -0-


1 An "In-the-Money" stock option is an option for which the market price of the Company's Common Stock underlying the option on February 28, 1999 exceeded the option exercise price. The value shown is calculated by multiplying the number of unexercised options by the difference between (I) the closing price for the Common Stock on Small Cap Bulletin Board Market on February 28, 1999 ($. 09) and
(ii) the exercise price of the stock options ($1.85 for the 300,000 Exercisable options granted under the original Grant and $1.07 for the 100,000 exercisable options granted under the extensions; and $.10 for Mr. Stoddard's 450,000 and Mr. Smith's 350,000 exercisable options).




58

Compensation of Directors

    The Company's non-employee directors are paid $500 for each Board of Directors Meeting attended. On August 26, 1993, the Company's Board of Directors approved a Non- Employee Director's Stock Option Plan which provides for the issuance of a maximum of 75,000 shares of the Company's common stock pursuant to the exercise of options granted under the Plan. The Plan provides that each non-employee director will be issued an option to purchase 5,000 shares of the Company's common stock on the date of the Company's Annual Meeting of Stockholders, commencing in 1994. After an option is granted, it will be exercisable for a period of five years. The Options granted under this plan are exercisable at $1.85 per share. This Non-Employee Director's Stock Option Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993. The shares of the Company's common stock underlying these options were registered by the Company with the filing of Form S-8 dated August 31, 1994, which is incorporated herein by reference. Effective September 1, 1996 the Company's Board of Directors approved an additional 25,000 options to be granted, 5,000 shares each to Non-Employee Directors on the date of the Company's Annual Meeting of Stockholders in 1997. After these options were granted, they are exercisable for a period of five years. The Options granted under this additional plan are exercisable at $1.07 per share, which is deemed to have been the fair market value of the Company's common stock on September 1, 1996, the date the plan was approved and enacted.


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

    Options Granted under the Plan. As of May 15, 1999, the following options have been granted under the 1992 Stock Incentive Plan:

    On March 1, 1993, options to purchase an aggregate of 18,000 shares were granted to three non-management employees. Such options are exercisable at $1.75 per share for a period of 7 years commencing one year from the date such options were granted and subject to certain provisions of the Incentive Plan. As of February 28, 1999 14,000 of these Options have been exercised and 4,000 were still outstanding.

    On November 11, 1993, options to purchase a total of 49,000 shares were granted to 11 employees of the Company, none of whom were officers or directors of the Company at the time of the grant. These Options are exercisable at $1.85 per share. Subsequently, 31,000 of these Options canceled pursuant to the terms of the plan when the optionee's' employment with the Company terminated. As of February 28, 1999, 13,000 of these Options have been exercised and 5,000 were still outstanding.

    On January 1, 1995, options to purchase a total of 45,000 shares were granted to ten employees of the Company, none of whom are officers or directors of the Company. All of such options are exercisable at $5.44 per share. Subsequently, 33,000 of these options were canceled pursuant to the terms of the plan when the optionee's' employment with the Company terminated. As of February 28, 1999, 12,000 of these options were still outstanding.

    On February 29, 1996, options to purchase a total of 44,500 shares were granted to twelve employees of the Company, none of whom are officers or directors. All such Options are exercisable at $5.44 per share.Subsequently, 38,500 of these options were canceled pursuant to the terms of the plan when the employment of the optionee's with the Company terminated. As of February 28, 1999, 6,000 of these options were still outstanding.

    On March 1, 1997, options to purchase a total of 10,000 shares were granted to an employee of the Company who was not an officer or director. These options are exercisable at $1.18 per share. As of February 28, 1999 all of these options have been exercised and none is outstanding.


60

    On June 1, 1997, options to purchase a total of 15,000 shares were granted to an employee of the Company who is an officer. These options are exercisable at $.94 per share. As of February 28, 1999, all 15,000 of these options were still outstanding. The exercise price of these options were changed to $ .10 per share on April 19, 1999.

    On May 1, 1998, options to purchase a total of 23,625 shares were granted to two employees of the Company, none of whom are officers or directors of the Company. All of such options are exercisable at $1.99 per share. As of February 28, 1999, all of these options were still outstanding.

    On October 1, 1998, options to purchase a total of 11,250 shares were granted to an employee of the Company, who is not an officer or director of the Company. All of such options are exercisable at $.25 per share. As of February 28, 1999, all of these options were still outstanding.

    As of February 28, 1999, there are 96,875 shares granted and outstanding, which leaves 136,125 shares available for grant under the 1992 Stock Incentive Plan.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT


Security Ownership of Certain Beneficial Owners

      The following table sets forth information regarding shares of the Company's common stock owned beneficially as of May 15, 1999, by (I) each director of the Company, (ii) all officers and directors as a group and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's Common Stock:

Name and Address of              Amount and Nature of            Percent of
Beneficial Owner                Beneficial Ownership(1)        Class Ownership
-------------------------------------------------------------------------------
William R. Stoddard(2)(3)               968,214                     4.4%
3646 West 2100 South
Salt Lake City, UT  84120

Steve Sarich, Jr.(2)(4)                 505,059                     2.3%
505 Madison Street
Suite 220
Seattle, WA  98104

Mondis Nkoy(2)(5)                        21,000                       *
3646 West 2100 South
Salt Lake City, UT  84120

Michael J. Lakis (6)(2)                  10,000                       *
3646 West 2100 South
Salt Lake City, UT  84120

Durand Smith (7)(2)                     351,000                     1.6%
3646 West 2100 South
Salt Lake City, UT  84120

Richard C. Nelson  (8)(2)                 -0-                         *
3646 West 2100 South
Salt Lake City, UT  84120

All Officers and Directors
as a Group (6 Persons)                1,855,273                     8.4%

* Less than 0.1%



     (1) As of May 15, 1999, there were 17,599,482 shares of the Company's common stock issued and outstanding and entitled to vote at the annual meeting. Additionally, there are currently exercisable options and warrants to purchase 5,519,173 shares of the Company's common stock. Therefore, under the rules of the Securities and Exchange Commission, there are deemed to be 23,118,655 shares of the Company's common stock issued and outstanding for purposes of the table above. The shares issuable upon the exercise of the options can only be voted at a shareholders meeting if the options are exercised and the shares issued prior to the record date for the meeting. The shares issuable upon the conversion of promissory notes can only be voted at a shareholders meeting if the notes are converted and the shares issued prior to the record date of the meeting.

     (2) These individuals are the directors and/or officers of the Company as of May 15, 1999.

     (3) Mr. Stoddard is the record owner of 89,642 of these shares. The 968,214 figure includes 850,000 shares which may be acquired by Mr. Stoddard from the Company pursuant to an employment stock option and 28,572 shares which may be purchased from the Company pursuant to a Warrant as of May 15, 1999. All of such options and warrants are currently exercisable.

     (4) The 505,059 shares of total beneficial ownership shown for Mr. Sarich includes 461,487 shares owned of record by Mr. Sarich and an affiliated Company (321 Investments), 15,000 shares which may be acquired upon exercise of a currently exercisable stock option and
          28,572 shares which may be purchased pursuant to a currently exercisable Warrant as of May 15, 1999. All of such options and warrants are currently exercisable.

     (5) Ms. Nkoy is the Corporate Secretary and Controller and has a currently exercisable stock option for the 6,000 shares shown as beneficial ownership. She has also been granted options to purchase 15,000 additional shares which are all currently exercisable.

     (6) Mr. Lakis is a new director who is currently the record owner of 10 Series "C" preferred shares, which are convertible to 100,000 common shares. He has no exercisable stock options as of May 15, 1999, nor has he been granted any options as of May 15, 1999 .

     8) Mr. Nelson is a Director who currently has no exercisable stock options as of May 15, 1999, nor has he been granted any options as of May 15, 1999.



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

                             Amount         Shares                Warrants
Name of Owner               Invested       Purchased              Purchased
                                                            (expired July 1996)
-------------------------------------------------------------------------------
Steve Sarich, Jr.(1)        $178,773         51,078                51,078 (3)
321 Investment Company(2)     35,087         10,025                10,025 (3)

     (1) This individual is a Director of the Company as of May 15, 1999. Please see Part 3, Item 9 for further identification.

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

(b)   Reports on Form 8-K

      The Company filed a Form 8-K on May 13, 1999 to register stock options and shares issued to management on April 19, 1999.

                                      SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CYCLO3PSS CORPORATION


Date: May 28, 1999                            By/s/William R. Stoddard
                                              ------------------------------
                                              William R. Stoddard
                                              CEO & Chairman
                                              Principal Executive Officer



Date: May 28, 1999                            By/s/ Mondis Nkoy
                                              ------------------------------
                                              Mondis Nkoy
                                              Controller, Corporate Secretary
                                              Principal Financial Officer

                                      SIGNATURES

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                              Capacity                      Date

/s/ William R. Stoddard                President                 May 28, 1999
-----------------------
William R. Stoddard


/s/ Steve Sarich Jr.                   Director                  May 28, 1999
-----------------------
Steve Sarich, Jr.


/s/ Richard C. Nelson                  Director                  May 28, 1999
-----------------------
Richard C. Nelson


/s/ Michael J. Lakis                   Director                  May 28, 1999
--------------------
Michael J. Lakis


/s/ Durand M. Smith                    Director                  May 28, 1999
-------------------
Durand M. Smith

                                INDEX TO EXHIBITS

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference.

Exhibit    Page Number or
Number     Description                                           Method of Filing
--------------------------------------------------------------------------------------
3.1        Amended and Restated Certificate of Incorporation     Form 10-SB, 1993 (1)

3.2        Bylaws                                                Form 10-SB, 1993 (1)

3.2        Amended Certificate of Incorporation                  Form 8-K, Feb. 1995 (4)

10.1       Agreement with Clean Tech International, Inc.         Form 10-SB, 1993 (1)

10.2       Agreement with Chem Biochem Research, Inc.            Form 10-SB, 1993 (1)

10.3       1992 Stock Incentive Plan                             Form 10-SB, 1993 (1)

10.4       Stock Option - Dale Winger                            Form 10-SB, 1993 (1)

10.5       Lease Agreement                                       Form 10-SB, 1993 (1)

10.6       Employment Agreement - John M. Williams               Form 10-SB, 1993 (1)

10.7       Employment Agreement - William R. Stoddard            Form 10-SB, 1993 (1)

10.8       Form Indemnification Agreement
           (Identical agreement for all officers and directors   Form 10-SB, 1993 (1)

10.9       Clean Tech Merger Agreement                           Form 10-SB, 1993 (1)

10.10      Intex Acquisition Agreement                           Form 8-K, July 1994 (2)

10.11      Non-Employee Director 1993 Stock Option Plan          Form S-8, August 1994 (3)

11.1       Earnings Per Share Calculation                        Not Applicable

16.1       Change of Independent Auditors                        Form 8-K, January 1996 (5)

16.2       Consulting Agreement of John Sloan                    Form 8-K, August 1996 (6)

21.1       Subsidiaries of Registrant                            Attached (7)

21.2       Consent of Ernst & Young, LLP                         Attached


     (1) Filed as an Exhibit to the Registrant's Registered Statement on Form 10-SB and incorporated herein by reference

     (2) Filed as an Exhibit to the Registrant's Form 8-K dated July 11, 1994 incorporated herein by reference

     (3) Filed as an Exhibit to the Registrant's Form S-8 dated August 31, 1994 incorporated herein by reference

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