Form 10QSB
period 1999-05-31
CYCLO3PSS CORP
filed 1999-07-15
CIK 895319

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1999

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

     Common Stock outstanding at July 14, 1999 - 17,779,482 shares of $.001 par value Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                   FORM 10-QSB

                       Financial Statements and Schedules
                              Cyclo3pss Corporation

                       For Three Months Ended May 31, 1999

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

   Item 2. Changes in Securities......................................16

   Item 3. Defaults Upon Senior Securities............................16

   Item 4. Submission of Matters to a Vote of Security Holders........16

   Item 5. Other Information..........................................16

   Item 6(a)  Exhibits and Reports on Form 8-K........................16

   Item 6(b)  Exhibits and Reports on Form S-8........................16

CYCLO3PSS CORPORATION
Condensed Consolidated Balance Sheets
(UNAUDITED)
-------------------------------------------------------------------------------




                                                      May 31      February 28
                                                       1999        1999 999
                                                   ------------ --------------
  Assets

   Current assets:

      Cash                                            $51,930        $36,018
      Accounts receivable                             243,283         47,578
      Inventories                                      65,589         65,348
      Prepaid expenses                                 48,248         45,128
                                                   ------------ --------------
  Total current assets                                409,050        194,072

  Property and equipment, net                         208,394        232,935

   Other assets:
      Acquired patents, net                           103,510        109,210
      Developed patents and other, net                 51,570         57,390
                                                   ------------ --------------
                                                     $772,524       $593,607
                                                   ============ ==============

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets (continued)
   (UNAUDITED)
  -----------------------------------------------------------------------------


                                                                       May 31    February 28
                                                                        1999        1999
                                                                    -------------------------

  Liabilities and stockholders' equity

  Current liabilities:
      Accounts payable                                                $189,323     $239,140
      Accrued liabilities                                              143,642      149,033
      Current portion of capital lease obligations                       9,163        9,505
                                                                    -------------------------
  Total current liabilities                                            342,128      397,678


   Long-term portion of capital lease obligations                         --          3,778


  Commitments and contingencies

   Stockholders' equity:
    Preferred stock:
      Preferred stock issuable in series: par value $.01,
          4,500,000 authorized:
          Series "A" convertible preferred stock; 356,638
            shares authorized; 356,638 shares issued and
            outstanding                                                    356          356
         Series "B" convertible preferred stock; 30,000
            shares authorized; 1,190 shares issued and
            outstanding                                                     12           12
         Series "C" convertible preferred stock; 550 shares
            authorized; 363 and 206 shares issued and
            outstanding at May 31, 1999 and February 28,
            1999, respectively                                               4            2
      Class "A" preferred stock, par value $.01; 500,000
           shares authorized; none issued or outstanding                    ---          ---
      Common stock, par value $.001; 55,000,000 shares
          authorized; 17,779,482 shares issued at May 31,
          1999 and 17,599,482 shares issued at February 28,
          1999                                                          17,779       17,599
      Additional paid-in capital                                    18,035,601   17,860,958
      Accumulated deficit                                          (17,121,811) (17,185,231)
      Less treasury stock, 264,000 common shares at
        cost                                                          (501,545)    (501,545)
                                                                  ---------------------------
      Total stockholders' equity                                       430,396      192,151
                                                                  ---------------------------
                                                                      $772,524     $593,607
                                                                  ============================


   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Operations
   (UNAUDITED)
  -----------------------------------------------------------------------------

                                                     For the three months ended
                                                           May 31, ended
                                                          1999           1998
                                                   -------------- --------------

   Net revenues                                        $316,732       $323,391

   Costs and expenses:
      Cost of sales                                     129,999        278,106
      Research and development                               --        114,822
      Selling and marketing                                  --        110,159
      General and administrative                         86,919        553,064
      Depreciation and amortization                      36,061        103,671
                                                   -------------- --------------
                Total expenses                          252,979      1,159,822

  Income (loss) from operations                          63,753      (836,431)
  Interest income                                            15         2,305
  Interest expense                                         (348)       (1,424)
                                                   -------------- --------------
  Net income (loss)                                      63,420      (835,550)
   Preferred stock dividends                             (8,499)      (38,958)
                                                   -------------- --------------
   Net income (loss) applicable to common stock         $54,921     $(874,508)
                                                   ============== ==============
   Net income (loss) per common share                        --          (.05)
                                                   -------------- --------------
    Weighted average number of common shares
       issued and outstanding                        18,115,669    16,013,295
                                                   ============== ==============







   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Cash Flow
   (UNAUDITED)
-------------------------------------------------------------------------------



                                                                    For the three months ended
                                                                              May 31,
                                                                       1999            1998
                                                                --------------------------------
  Cash flows from operating activities:
      Net income (loss)                                             $63,420        $(835,550)
      Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
     Depreciation and amortization                                   36,061          103,671
     Changes in assets and liabilities:
       Increase in accounts receivable                             (195,705)        (119,009)
       (Increase) decrease in inventories                              (241)           2,513
       Increase in prepaid expenses                                  (3,120)         (20,270)
       Decrease in accounts payable and accrued liabilities         (55,208)        (427,303)
                                                                --------------------------------
  Net cash used in operating activities                            (154,793)      (1,295,948)
                                                                --------------------------------
  Cash flows from investing activities:
      Purchase of property and equipment                              ----           (20,455)
      Addition to developed patents and other                         ----            (5,817)
                                                                --------------------------------
  Net cash used in investing activities                               ----           (26,272)
                                                                --------------------------------
  Cash flows from financing activities:
   Proceeds from issuance of common stock                             ----         1,395,004
   Proceeds from issuance of preferred stock                        156,825             ----
      Proceeds from exercise of stock options                        18,000           11,800
      Principal payments under capital lease obligations             (4,120)          (7,041)
                                                                --------------------------------
  Net cash provided by financing activities                         170,705        1,399,763
                                                                --------------------------------
  Net increase in cash                                               15,912           77,543

  Cash at beginning of period                                        36,018          573,161
                                                                --------------------------------
  Cash at end of period                                              51,930         $650,704
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

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   1.  Summary of Significant Accounting Policies

   Financial Statements

   The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The balance sheet at February 28, 1999 represents the Company's audited consolidated balance sheet at that date.

   In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Cyclo3pss Corporation ("Company") as of May 31, 1999, and the results of its operations and its cash flows for the interim periods ended May 31, 1999 and May 31, 1998. The operating results for the interim periods are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended February 28, 1999.

   Organization

   The Corporation was formed in Delaware in 1927. In 1990, the Corporation was reorganized as Cyclo3pss Medical Systems, Inc. In 1995, the Company changed its name to Cyclo3pss Corporation. The Company is engaged in the manufacture, sale and installation of ozone food processing products, ozone washing and laundry sorting and counting systems for commercial and institutional laundries, the manufacture and sale of specialty compounds and chemicals, and research and development of technologies for sterilization and/or disinfection of surgical, medical and other instruments.

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

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   1.  Summary of Significant Accounting Policies (continued)

   Net Income (Loss) per Common Share

   Net income (loss) per common share is calculated after deduction of preferred stock dividends divided by the weighted average number of shares of common stock issued and outstanding during the period. Income (loss) per common share for preferred stock dividends was not significant (less than one cent per share). The Company excluded 5,551,451 and 5,519,173 options and warrants from the weighted average shares outstanding computation at May 31, 1999 and February 28, 1999, respectively as their effect would be anti-dilutive.

   Comprehensive Income

   Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. There have been no items of other comprehensive income to date.

   2.  Basis of Presentation

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at May 31, 1999 of $17,121,811 and $17,185,231 at February 28, 1999, and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

   The net loss for the year ended February 28, 1999 was $3,232,857 and the Company recorded net income of $63,420 for the three months ended May 31, 1999. To date, the Company has funded its operations through the issuances of common and preferred stock. The Company anticipates a net loss for the year ended February 28, 2000, and with a cash balance of $51,930 at May 31, 1999 and expected cash requirements for the year, there is substantial doubt as to the Company's ability to continue operations.

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

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   2.  Basis of Presentation (continued)

   The Company is attempting to improve these conditions by way of financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and product sales. Management believes that appropriate funding will be generated and future product sales will result from these opportunities and that the Company will continue operations through the next fiscal year; however, no assurance can be given that sales will be generated or that the additional necessary funding will be raised.


   3. Contingencies

   The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes, based on advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows. These matters are described in the Company's Form 10-KSB for the year ended February 28, 1999.


   4. Segment Information

   During the three months ended May 31, 1999 and 1998, the Company operated in three principal industries; the manufacture, sale and installation of ozone food processing products ("food safety products"); the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries ("textile products"); and the manufacture and sale of specialty chemicals ("biochemical products").

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

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   4. Segment Information (continued)

                                                           For three months ended
                                                     May 31, 1999          May 31, 1998
                                                  _______________________________________
   Net revenues
      Food Safety products                             $111,535              $156,000
      Textile products                                   96,764               102,894
      Biochemical products                              108,433                64,497
                                                     -------------         -------------
      Total Revenue                                    $316,732              $323,391
                                                     =============         =============

   Operating income (loss)
      Food Safety products                             $ 84,668               $(12,998)
      Textile products                                  (14,758)              (327,950)
      Biochemical products                               32,218                 (9,746)
                                                     -------------         -------------
      Total operating income (loss)                     102,128               (350,694)

      Corporate expenses                                (38,375)              (485,737)
      Interest income                                        15                  2,305
      Interest expense                                     (348)                (1,424)
                                                     -------------         -------------
      Net income (loss)                              $   63,420             $ (835,550)
                                                     =============         =============

   Identifiable assets
      Food Safety products                             $110,268               $110,989
      Textile products                                  403,670                897,510
      Biochemical products                              160,284                270,808

      General corporate assets                           98,302                817,744
                                                     -------------         -------------
      Totals assets                                    $772,524             $2,097,051
                                                     =============         =============


                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               OR PLAN OF OPERATION

   General

   Cyclopss Corporation is primarily engaged in the design, manufacturing, assembly, sales and installation of ozone application technologies and processes. The Company's main product lines offer an alternative to address food safety concerns and laundry disinfection and efficiency. Ozone disinfectant technology is proven to reduce microbial counts on food products without the potential for the development of immunity or resistance by the microbial organism and build up of chemicals on the final product. Ozone laundry systems enable users to reduce costs associated with labor, water, energy, chemical, textile replacement and wastewater.

   The Company also markets an  automated   sorting  and  counting  system  for
   commercial laundries. Other non-ozone based products offer by the Company include more than 350 specialty chemicals and compounds. The Company holds patents for medical sterilization processes and plans to resume research and development activities in this field within the next few years, when sufficient funds are available. . Results of Operations

   The Company's revenues were $316,732 for the three months ended May 31, 1999 compared to $323,391 for the three months ended May 31, 1998. Three of the Company's wholly owned subsidiaries currently contribute to the Company's gross revenues, Eco-Pure Food Safety Systems, Inc. (EPFS), Cyclopss Laundry Systems, Inc. (CLS) and Cyclopss Biochemical Corporation (CBC). The Company's gross margin for the three months ended May 31, 1999 was $186,733 compared to $45,285 for the three months ended May 31, 1998. The Company has taken steps to control cost of sales by reducing management, employees, production space, and any other unnecessary expense. The Company expects revenue to increase in the upcoming quarters, due to managements efforts to locate new customers. The Company also expects cost of sales to increase at a relative proportion to the revenue.

   Research and development expenses decreased to $0 for the three months ended May 31, 1999 from $114,822 for the three months ended May 31, 1998. The Company eliminated all research and development costs during the three months ended May 31, 1999, due to lack of necessary funds for this function. The Company believes it is necessary and intends to resume its research and development efforts in the current year when more funds are available or if it can locate strategic partners that are able to fund research and development efforts.

   Selling and marketing expenses decreased to $0 for the three months ended May 31, 1999 from $110,159 for the three months ended May 31, 1998. The Company took steps to eliminate marketing staff and eliminated all advertising in order to help conserve cash. Management believes that it is critical to periodically support and supplement its sales efforts through advertising, public relations and trade-show participation when sufficient funds are available.

   General and administrative expenses decreased to $86,919 for the three months ended May 31, 1999 from $553,064 for the three months ended May 31, 1998, due to a decrease in management employment, shareholder relations and legal fees. Management has taken steps to reduce these costs in order to help conserve the limited cash available. Management will continue to review and control these costs, but believes general and administrative expenses in the coming quarters of fiscal 2000 will increase due to management and human resource requirements for the Company should sales and other commercial activities increase, and should more funds become available.

   Interest expense declined to $348 for the three months ended May 31, 1999 compared with $1,424 for the three months ended May 31, 1998, due to the conversion of all long-term debt to common stock and lower lease payments. The Company is not in a financial position to borrow from traditional sources and anticipates low interest expense in fiscal 2000. The Company has minimum debt and intends to fund its operations through non-interest bearing capital sources.

   The Company recorded net income applicable to common stock for the three months ended May 31, 1999 of $54,921. The loss incurred for the three months ended May 31, 1998 was $874,508. This change is due partly to reduction of employees from twenty four last year to eleven this year. Also in order to help conserve cash, the Company has taken steps to control costs by reducing management, promotional and investor relation activities. The Company anticipates that it will operate at a loss for the year ending February 28, 2000. However, if revenues of CLS, EFS and CBC increase, it is anticipated that losses will begin to diminish.

   The Company believes that three of its divisions, namely Eco-Pure Food Safety Systems, Inc., Cyclopss Laundry Systems, Inc., and Cyclopss Biochemical, Inc. will be the major contributors to the Company's future revenue stream. In order to achieve sales growth acceptable to management, the Company will primarily focus on these three areas of the Company.

   Liquidity and Capital Resources

   As of the date of this filing, the Company has insufficient funds on hand to continue its operations for the entire fiscal year ending February 28, 2000 unless significantly increased revenues and gross profits are achieved or additional financing is obtained. Should the Company be unsuccessful in achieving the increased level of revenues and gross profits required to pay its operating expenses or in acquiring additional equity financing to pay the shortfall, the Company will seek direction from the Board of Directors as to what action must be taken, or what action should be taken to preserve the Company's limited assets. Management is aggressively exploring additional financing for the ongoing operations of the Company. There are no assurances that the efforts to locate and secure additional financing will be successful, and the failure to secure this financing would substantially alter management's assumptions as presented heretofore and in the remainder of this section

   Cash used in operating activities was $154,793 for the three months ended May 31, 1999 compared to $1,295,948 for the three months ended May 31, 1998. The Company has significantly reduced its cash burn rate in fiscal 2000, due to the necessity of having to conserve available cash.

   Cash expenditures for property and equipment were $0 for the three months ended May 31, 1999 compared to $20,455 for the three months ended May 31, 1998. This decrease is also the result of the Company's attempt to help conserve cash and reduce expenses.

   Net cash provided by financing activities for the three months ended May 31, 1999 was $170,705, due mainly to issuance of 157 shares of preferred "C" shares, as described further in this section. Cash provided by financing activities for the three months ended May 31, 1998 was $1,399,763, due to the issuance of 1,296,140 shares of common stock in a private placement offering through First Financial Investment Securities, which raised $1,620,175 ($1,395,004 in net proceeds).

   Total assets increased to $772,524 for the three months ended May 31, 1999 from $593,607 for the year ended February 28, 1999, due to a slight increase in the Company's cash position and a significant increase in accounts receivable from $47,578 at February 28, 1999 to $243,283 at May 31, 1999. This increase in accounts receivable is mainly due to the majority of the sales that were recorded for first quarter, occurring toward the end of the quarter.

   Total current liabilities decreased to $342,128 at May 31, 1999 from $397,678 at February 28, 1999, mainly due to a slight decrease in accounts payable. Long term liabilities decreased to $0 for the three months ended May 31, 1999 from $3,778 for the year ended February 28, 1999. This decrease was due to the repayment of certain lease liabilities and the reclassification of the remaining lease obligations to current obligations.

   During the period of September 28, 1998 to April 15, 1999 the Company authorized and offered its Series "C" preferred shares to accredited investors in an offering made pursuant to Regulation S of the Securities Exchange Act, and a Board Resolution on September 10, 1998. By the end of the offering, seven subscribers purchased such shares in this offering for a total of $362,825 that were accepted under the subscription plan. Series "C" preferred shares are convertible to common shares at $.10 (ten cents) per share.

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

   Plan of Operation

      The Company's Plan of Operation is solely subject to availability of additional capital, of which there can no assurance. The Company has insufficient capital for operations; however, the Company is, the subject of two separate due diligence efforts. The parties engaged in these two separate due diligence processes are both confined by stringent Confidential Disclosure Agreements which protect the Company's intellectual properties. These companies are both significant purveyors to the target markets of the Company. These due diligence efforts have provided positive results, and as of the time of this filing, the Company has entered into a Letter of Intent with one of these strategic partners, and the Company anticipates its revenues as well as the source of those revenues to change significantly. However, there can be no assurance that these due diligence activities will be concluded or that such efforts will gain any significant market acceptance in the intended target markets, even if a successful strategic partnership agreement is negotiated as a result of this Letter of Intent.

      In late 1997 the Electrical Power Research Institute (EPRI) self affirmed ozone as being Generally Regarded As Safe (GRAS) allowing food processors to use ozone in the processing of certain food items. The Company's expertise in ozone applications combined with the aggressive public relations activities of early 1998 created substantial interest in the food decontamination potential of the Company's technologies. However, those interested parties anticipated proven turnkey solutions, and were not initially prepared to contribute resources toward the development work and expenses necessary to ultimately provide the solution. The Company has been aggressively seeking customers and strategic partners who are sufficiently convinced of the potential to pro-actively participate in necessary research and development costs. These customers and strategic partners not only may provide revenues from possible R&D contracts but also follow-on revenues from the purchase of systems and processes. These installed systems will be used as demonstration sites, and will further validate the technologies.

      The Company currently has provided a major food producer with prototype ECO-PURE test systems that have been installed in wet produce processing plants, long-term produce storage facilities, short term banana and tomato ripening rooms, and is developing systems for another major customer for use in treatment of herbal remedies and dietary supplements.

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

   The Company had eleven full time employees as of May 31, 1999. The Company anticipates additional employees will be required in engineering and sales during the next twelve months. The impact of the above will be determined by the market demand for food safety and textile systems and specialty chemicals.

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

      Item 1.     Legal Proceedings.None.

      Item 2.     Changes in Securities.  None.

      Item 3.     Defaults Upon Senior SecuritieNone.

      Item 4.     Submission of Matters to a Vote of Security Holders.  None.

      Item 5.     Other Information.

      Item 6(a).  Exhibits and Reports on Form 8None.

           6(b). Exhibits and Reports on Form S-8. To register Executive Employee Stock Option Agreements and grant of shares to William R. Stoddard in Lieu of cash wages.

                                   SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CYCLO3PSS CORPORATION


   Date: July 14, 1999                    By/s/ William R. Stoddard
                                            -----------------------
                                          William R. Stoddard
                                          Chief Executive Officer
                                          Principal Executive Officer



   Date: July 14, 1999                    By/s/ Mondis Nkoy
                                          ----------------------------------
                                          Mondis Nkoy
                                          Controller, Corporate Secretary
                                          Principal Financial Officer