Form 10QSB
period 1999-08-31
CYCLO3PSS CORP
filed 1999-10-18
CIK 895319

CONFORMED
-------------------------------------------------------------------------------

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED August 31, 1999

                                          OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 0-22720

                                CYCLO3PSS CORPORATION
             (Name of Small Business Issuer as specified in its charter)

                 Delaware                                    87-0455642
               ------------                                 -----------
         (State or other jurisdiction of                 (I.R.S. Employer
          Incorporation or organization)                  Identification No.)

           3646 West 2100 South
           Salt Lake City, Utah                              84120-1202
          ----------------------                            ------------
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

Common Stock outstanding at October 14, 1999 - 18,847,817 shares of $.001 par value Common Stock.



                      DOCUMENTS INCORPORATED BY REFERENCE: NONE

------------------------------------------------------------------------------

                                   FORM 10-QSB

                       Financial Statements and Schedules
                              Cyclo3pss Corporation

                     For Three Months Ended August 31, 1999

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

   Item 2. Management's Discussion and Analysis or
           Plan of Operations.........................................12

                            PART II - OTHER INFORMATION

   Item 1. Legal Proceedings .........................................18

   Item 2. Changes in Securities......................................18

   Item 3. Defaults Upon Senior Securities............................18

   Item 4. Submission of Matters to a Vote of Security Holders........18

   Item 5. Other Information..........................................19

   Item 6. Exhibits...................................................19

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets
   ----------------------------------------------------------------------------
   (UNAUDITED)





                                                       August 31,  February 28,
                                                          1999         1999
                                                    ------------ --------------
  Assets

   Current assets:

      Cash                                             $46,284        $36,018
      Accounts receivable                              136,255         47,578
      Inventories                                       53,480         65,348
      Prepaid expenses                                  52,715         45,128
                                                    ------------ --------------
  Total current assets                                 288,734        194,072

  Property and equipment, net                          184,954        232,935

  Other assets:
      Acquired patents, net                             97,810        109,210
      Developed patents and other, net                  61,529         57,390
                                                    ------------ --------------
                                                      $633,027       $593,607
                                                    ============ ==============

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets (continued)
   (UNAUDITED)
 -----------------------------------------------------------------------------


                                                                     Aug 31,    February 28,
                                                                      1999          1999
                                                                -----------------------------

   Liabilities and stockholders' equity

  Current liabilities:
      Accounts payable                                              $277,589     $239,140
      Accrued liabilities                                            135,190      149,033
      Current portion of capital lease obligations                     3,858        9,505
                                                                -----------------------------
  Total current liabilities                                          416,637      397,678


   Long-term portion of capital lease obligations                       --         3,778


  Commitments and contingencies

   Stockholders' equity:
    Preferred stock:
      Preferred stock issuable in series: par value $.01,
          4,500,000 authorized:
          Series "A" convertible preferred stock; 356,638
            shares authorized; 356,638 shares issued and
            outstanding                                                356          356
         Series "B" convertible preferred stock; 30,000
            shares authorized; 1,190 shares issued and
            outstanding                                                 12           12
         Series "C" convertible preferred stock; 550 shares
            authorized; 363 and 206 shares issued and
            outstanding at August 31, 1999 and February 28,
            1999, respectively                                          4            2
      Class "A" preferred stock, par value $.01; 500,000
           shares authorized; none issued or outstanding               ---          ---
      Common stock, par value $.001;  55,000,000 shares
          authorized;  17,779,482 shares issued at August 31,
       1999 and 17,599,482 shares issued at February 28, 1999         17,779       17,599
      Additional paid-in capital                                  18,035,601   17,860,958
      Accumulated deficit                                        (17,335,817) (17,185,231)
      Less treasury stock, 264,000 common shares at cost            (501,545)    (501,545)
                                                                 ---------------------------
      Total stockholders' equity                                     216,390      192,151
                                                                 ---------------------------
                                                                    $633,027     $593,607
                                                                 ===========================



   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Operations
  -----------------------------------------------------------------------------
   (UNAUDITED)





                                                    For the three months ended
                                                            August 31,
                                                        1999           1998
                                                  -------------- --------------

   Net revenues                                        $169,203       $265,273

   Costs and expenses:
      Cost of sales                                     118,108        182,591
      Research and development                               --         91,716
      Selling and marketing                                  --         93,490
      General and administrative                        234,978        482,634
      Depreciation and amortization                      29,896        104,250
                                                  -------------- --------------
                Total expenses                          382,982        954,681

  Loss from operations                                 (213,779)      (689,408)
   Legal settlement expense                            (853,000)           --
  Interest income                                             3          1,624
  Interest expense                                         (229)        (1,077)
                                                  -------------- --------------

  Net loss                                           (1,067,005)      (688,861)
   Preferred stock dividends                             (8,499)       (38,958)
                                                  -------------- --------------
   Net loss applicable to common stock              $(1,075,504)    $(727,819)
                                                  ============== ==============
   Net loss per common share                              (.06)          (.04)
                                                  -------------- --------------
    Weighted average number of common shares
     issued and outstanding                         17,779,482     16,584,659
                                                  ============== ==============



   See accompanying notes to condensed consolidated financial statements

   Condensed Consolidated Statements of Operations
 ----------------------------------------------------------------------------
   (UNAUDITED)


                                                     For the six months ended
                                                            August 31,
                                                        1999           1998
                                                  -------------- --------------

   Net revenues                                        $485,935       $588,664

   Costs and expenses:
      Cost of sales                                     248,107        460,696
      Research and development                               --        206,538
      Selling and marketing                                  --        203,650
      General and administrative                        321,897      1,035,698
      Depreciation and amortization                      65,957        207,921
                                                  -------------- --------------
                Total expenses                          635,961      2,114,503

  Loss from operations                                (150,026)    (1,525,839)
   Legal settlement expense                           (853,000)             --
  Interest income                                            18          3,929
  Interest expense                                        (577)        (2,501)

  Net loss                                          (1,003,585)    (1,524,411)
   Preferred stock dividends                           (16,998)       (77,916)
                                                 -------------- --------------
   Net loss applicable to common stock              $(1,020,583)   $(1,602,327)
                                                 ============== ==============
   Net loss per common share                              (.06)          (.10)
                                                 -------------- --------------
    Weighted average number of common shares
     issued and outstanding                         17,709,482      16,298,977
                                                 ============== ==============











   See accompanying notes to condensed consolidated financial statement

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Cash Flow
   (UNAUDITED)
-------------------------------------------------------------------------------


                                                               For the six months ended
                                                                      August 31,
                                                                  1999            1998
                                                           --------------------------------

  Cash flows from operating activities:
      Net loss                                              $(150,585)     $(1,524,411)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
     Depreciation and amortization                             65,957          207,921
             Changes in assets and liabilities:
       Decrease in accounts receivable                        (88,677)          37,210
       Increase in inventories                                 11,868           (6,604)
       Decrease in prepaid expense                             (7,587)          13,588
       Decrease in accounts payable and accrued liabilities    24,606         (599,656)
                                                           --------------------------------
  Net cash used in operating activities                      (144,418)      (1,871,952)
                                                           --------------------------------

  Cash flows from investing activities:
      Purchase of property and equipment                         (802)         (39,944)
      Addition to developed patents and other                  (9,914)         (10,824)
                                                           --------------------------------
  Net cash used in investing activities                       (10,716)         (50,768)
                                                           --------------------------------
  Cash flows from financing activities:
      Proceeds from issuance of preferred and common stock    156,825        1,500,820
      Proceeds from issuance and exercise of stock options     18,000           11,800
      Principal payments under capital lease obligations       (9,425)         (13,100)
                                                           --------------------------------
  Net cash provided by financing activities                   165,400        1,499,520
                                                           --------------------------------
  Net increase (decrease) in cash                              10,266         (423,200)

  Cash at beginning of period                                  36,018          573,161
                                                           --------------------------------
  Cash at end of period                                       $46,284         $149,961
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

   In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Cyclo3pss Corporation ("Company") as of August 31, 1999, and the results of its operations and its cash flows for the interim periods ended August 31, 1999 and August 31, 1998. The operating results for the interim periods are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended February 28, 1999.

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

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   1.  Summary of Significant Accounting Policies (continued)

   Net Income (Loss) per Common Share

     Net income (loss) per common share is calculated after deduction of preferred stock dividends divided by the weighted average number of shares of common stock issued and outstanding during the period. Income (loss) per common share for preferred stock dividends was not significant (less than one cent per share). The Company excluded 5,551,451 and 5,519,173 options and warrants from the weighted average shares outstanding computation at August 31, 1999 and February 28, 1999, respectively as their effect would be anti-dilutive.

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

   2.  Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at August 31, 1999 of $17,335,817 and $17,185,231 at February 28, 1999, and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

     The net loss for the year ended February 28, 1999 was $3,232,857 and the Company recorded net loss of $150,026 for the six months ended August 31, 1999. The current liabilities are in excess of current assets by $127,903 and $203,606 at August 31, 1999 and February 28, 1999 respectively. To date, the Company has funded its operations through the issuances of common and preferred stock. The Company anticipates a net loss for the year ended February 28, 2000, and with a cash balance of $46,284 at August 31, 1999 and expected cash requirements for the year, there is substantial doubt as to the Company's ability to continue operations.

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

   3. Contingencies

   The Company recorded $853,000 in August 1999 as Legal settlement expense in connection with the settlement agreement it reached with Mifal Klita et al. in September of 1999. During the period from May through August 1996, the Company sold its series B preferred stock in a private placement offering to certain investors pursuant to the provisions of Regulation S. One of these investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of series B preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, entitled Mifal Klita to the conversion of his series B preferred shares into unrestricted common stock of the Company plus shares for legal fees and other provisions stated in the original agreement. The unrestricted common stock will be disbursed monthly over a two year period. The Company is not involved in any other legal actions and claims at this time.

   4. Segment Information

   During the six months ended August 31, 1999 and 1998, the Company operated in three principal industries; the manufacture, sale and installation of ozone food processing products ("food safety products"); the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries ("textile products"); and the manufacture and sale of specialty chemicals ("biochemical products").

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

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   4. Segment Information (continued)

                                                  For six months ended
                                                Aug 31, 1999 Aug 31, 1998
                                              ----------------------------
   Net revenues
      Food Safety products                  $111,535               $274,436
      Textile products                       136,594                129,914
      Biochemical products                   237,806                184,314
                                            --------               --------
      Total Revenue                         $485,935               $588,664
                                            ========               ========

   Operating income (loss)                  $ 55,422               $(86,076)
      Food Safety products                   (85,726)              (673,084)
      Textile products                        76,809                 46,226
      Biochemical products                 -----------             ----------
      Total operating income (loss)           46,505               (712,934)

      Corporate expenses                    (196,531)             (812,905)
      Interest income                             18                 3,929
      Interest expense                          (577)               (2,501)
                                           -----------           -----------
      Net income (loss)                   $ (150,585)         $ (1,524,411)
                                          ============         =============
   Identifiable assets
      Food Safety products                   $63,515               $92,898
      Textile products                       324,319               730,486
      Biochemical products                   152,203               278,168

      General corporate assets                92,990               234,042
                                           ----------           ----------
      Totals assets                         $633,027            $1,335,594
                                          ===========           ==========

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

     The Company also markets an automated sorting and counting system for commercial laundries. Other non-ozone based products offer by the Company include more than 350 specialty chemicals and compounds. The Company holds patents for medical sterilization processes and plans to resume research and development activities in this field within the next few years, when sufficient funds are available. . Results of Operations

     The Company's revenues were $169,203 for the three months ended August 31, 1999 compared to $265,273 for the three months ended August 31, 1998. The revenues were $485,935 for the six months ended August 31, 1999 compared to $588,664 for the six months ended August 31, 1998. Three of the Company's wholly owned subsidiaries currently contribute to the Company's gross revenues, Eco-Pure Food Safety Systems, Inc. (EPFS), Cyclopss Laundry Systems, Inc. (CLS) and Cyclopss Biochemical Corporation (CBC). The Company's gross margin for the three months ended August 31, 1999 was $51,095 compared to $82,682 for the three months ended August 31, 1998. The gross margin for the six months ended August 31, 1999 was $237,828 compared to $127,968 for the six months ended August 31, 1998. The Company has taken steps to control cost of sales by reducing management, employees, production space, and any other unnecessary expense. The Company expects revenue to increase in the upcoming quarters, due to managements efforts to locate new customers. The Company also expects cost of sales to increase at a relative proportion to the revenue. If revenues do not increase, the Company will not continue to operate unless additional funds are available from other sources.

     Research and development expenses decreased to $0 for the three and six months ended August 31, 1999 from $91,716 and $206,538 for the three and six months ended August 31, 1998, respectively. The Company eliminated all research and development costs during the six months ended August 31, 1999, due to lack of necessary funds for this function. The Company believes it is necessary and intends to resume its research and development efforts in the current year when more funds are available or if it can locate strategic partners that are able to fund research and development efforts.

     Selling and marketing expenses decreased to $0 for the three and six months ended August 31, 1999 from $93,490 and $203,650 for the three and six months ended August 31, 1998, respectively. The Company took steps to eliminate marketing staff and eliminated all advertising in order to help conserve cash. Management believes that it is critical to periodically support and supplement its sales efforts through advertising, public relations and trade-show participation when sufficient funds are available.

     General and administrative expenses decreased to $234,978 for the three months ended August 31, 1999 from $482,634 for the three months ended August 31, 1998, due to a decrease in management employment, shareholder relations and legal fees. General and administrative expenses decreased to $321,897 for the six months ended August 31, 1999 from $1,035,698 for the six months ended August 31, 1998. Management has taken steps to reduce these costs in order to help conserve the limited cash available. Management will continue to review and control these costs, but believes general and administrative expenses in the coming quarters of fiscal 2000 will increase due to management and human resource requirements for the Company should sales and other commercial activities increase, and should more funds become available.

     Interest expense declined to $229 for the three months ended August 31, 1999 compared with $1,077 for the three months ended August 31, 1998, and it declined to $577 for the six months ended August 31, 1999 compared with $2,501 for the six months ended August 31, 1998 due to the conversion of all long-term debt to common stock and lower lease payments. The Company is not in a financial position to borrow from traditional sources and anticipates low interest expense in fiscal 2000. The Company has minimum debt and intends to fund its operations through non-interest bearing capital sources, but there can be no assurance that such funding will be available and if it is not available, the Company will likely not be able to continue in operations.

     The Company recorded net loss applicable to common stock for the three months ended August 31, 1998 of $1,075,504 compared to $727,819 for the three months ended August 31, 1998. Net loss applicable to common stock for the six months ended August 31, 1998 of $1,020,583 compared to $1,602,327 for the six months ended August 31, 1998. The Company recorded $853,000 in August 1999 as loss on legal settlement in connection with the settlement agreement it reached with Mifal Klita et al. in September of 1999. During the period from May through August 1996, the Company sold its series B preferred stock in a private placement offering to certain investors pursuant to the provisions of Regulation
S. One of these investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of series B preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, entitled Mifal Klita to the conversion of his series B preferred shares into unrestricted common stock of the Company plus shares for legal fees and other provisions stated in the original agreement. The unrestricted common stock will be disbursed monthly over a two year period. In order to help conserve cash, the Company has taken steps to control costs by reducing management, promotional and investor relation activities. The Company anticipates that it will operate at a loss for the year ending February 28, 2000. However, if revenues of CLS, EFS and CBC increase, it is anticipated that losses will begin to diminish.

   The Company believes that three of its divisions, namely Eco-Pure Food Safety Systems, Inc.,

     Cyclopss Laundry Systems, Inc., and Cyclopss Biochemical, Inc. will contribute to the Company's future revenue stream.

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

     Cash used in operating activities was $144,419 for the six months ended August 31, 1999 compared to $1,871,952 for the six months ended August 31, 1998. The Company has significantly reduced its cash use rate in fiscal 2000, due to the necessity of having to conserve available cash.

     Cash expenditures for property and equipment and patents were $10,715 for the six months ended August 31, 1999 compared to $50,768 for the six months ended August 31, 1998. This decrease is also the result of the Company's attempt to help conserve cash and reduce expenses.

     Net cash provided by financing activities for the six months ended August 31, 1999 was $165,400, due mainly to issuance of 157 shares of preferred "C" shares, as described further in this section. Cash provided by financing activities for the six months ended August 31, 1998 was $1,499,520, due to the issuance of 1,296,140 shares of common stock in a private placement offering through First Financial Investment Securities, which raised $1,620,175 ($1,395,004 in net proceeds).

     Total assets increased to $633,027 for the six months ended August 31, 1999 from $593,607 for the year ended February 28, 1999, due to a slight increase in the Company's cash position and a significant increase in accounts receivable from $47,578 at February 28, 1999 to $136,255 at August 31, 1999. This increase in accounts receivable is mainly due to the recording of sales since year end.

     Total current liabilities slightly increased to $416,637 at August 31, 1999 from $397,678 at February 28, 1999, mainly due to a slight increase in accounts payable. Long term liabilities decreased to $0 for the three months ended August 31, 1999 from $3,778 for the year ended February 28, 1999. This decrease was due to the repayment of certain lease liabilities and the reclassification of the remaining lease obligations to current obligations.

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

   Year 2000 or Y2K Issue

     The Year 2000 or Y2K issue refers to some computer systems' inability to recognize the date field as the year 2000. As a result of these shortcomings, some computers may be unable to process year-date data accurately beyond the year 1999. There is substantial concern that if the Year 2000 problem is not adequately addressed, there may be widespread problems with computer applications in all areas of use, potentially affecting the global economy.

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

   Plan of Operation


     The Company's Plan of Operation is solely subject to availability of additional capital, of which there can be no assurance. The Company has insufficient capital for operations; however, the Company has entered into a Letter of Intent with a large strategic partner and a long term contract for product development and royalties with a small appliance manufacturer, Otres, Inc.

     The Otres Inc., provides the Company with the first right of refusal to develop new products in the future and a royalty stream based on the units sold of products that are jointly developed. For these considerations the Company has assisted Otres Inc. in the development and marketing of two new consumer products based on ozone technology.

     We are bound by stringent Confidential Disclosure Agreements to both the strategic partner and Otres, Inc. to protect the Company's intellectual properties. The strategic partner is a significant worldwide purveyor to the target markets of the Company and the partner is funding ozone R&D projects with the Company. Otres, Inc. has completed the design of two household products that will be introduced to the consumer market within the next few months. The Company anticipates its revenues as well as the source of those revenues to change significantly through these two relationships. However, there can be no assurance that a successful strategic partnership agreement can be negotiated as a result of the Letter of Intent or that the new Otres products will gain significant market acceptance.

     During this last quarter, The Company successfully demonstrated the Eco Wash system for the US Navy in San Diego at the Public Works Center. The system was able to launder industrial wipe rags achieving higher absorbency than produced with conventional laundry formulas. This result was achieved while reducing hot water costs by 100%, water consumption by 51%, sewer costs by 100%, chemical costs by 77%, labor by 29%, and electricity cost by 11%. These savings resulted in a payback period of 10.7 months. From the successful demonstration, the Naval Facilities Engineering Service Center is recommending that the other PWC sites convert their operations to the Eco Wash system (potentially a total of 50 systems). Since this demonstration, several new sites have been visited and several more visits to new sites are planned for the third and fourth quarters. Each site will average two Eco Wash 60 Laundry Systems, including a washer and dryer, at approximately $75,000 each. At this time there are no additional Eco Wash systems under contract and there is no assurances that additional contracts are forthcoming.

     In late 1997 the electrical Power Research Institute (EPRI) declared ozone as being Generally Regarded as Safe (GRAS) allowing food processors to use ozone in the processing of certain food items. Quoting from a September 2, 1999 ozone industry solicitation on behalf of EPRI: "Recently, FDA discovered a troublesome ruling in their 1982 bottled water regulation that accorded GRAS status to ozone use in bottled water. The 1982 bottled water ruling was issued inappropriately under 184.1(b) (2), which indicated that all other food uses require regulation. Therefore, although FDA has elected not to challenge the EPRI Expert Panel declaration, the FDA cannot officially sanction GRAS status for the use of ozone in food processing because of the prior 184.1(b) (2) ruling. To help resolve this dilemma, EPRI is preparing to petition the FDA for approval of ozone under the food additive regulations. In view of the significant food safety protection provided by the use of ozone, FDA has agreed to receive this petition under the new Expedited Review rules, which appears to be the best way to resolve the regulatory problem." This discovery and its resolution can adversely affect future sales and contracts for Eco Pure and others in the ozone industry.

     The Company's expertise in ozone applications combined with the aggressive public relations activities created substantial interest in the food decontamination potential of the Company's technologies. However, those interested parties anticipated proven turnkey solutions, and were not initially prepared to contribute resources toward the development work and expenses necessary to ultimately provide the solution. The Company has been aggressively seeking customers and strategic partners who are sufficiently convinced of the potential to pro-actively participate in necessary research and development costs. These customers and strategic partners not only may provide revenues from possible R&D contracts but also follow-on revenues from the purchase of systems and processes. These installed systems will be used as demonstration sites, and will further validate the technologies.

     The Company currently has provided a major food producer with prototype ECO-PURE test systems that have been installed in wet produce processing plants, long-term produce storage facilities, short term banana and tomato ripening rooms, and for use in treatment of herbal remedies and dietary supplements.

     The Company continues to pursue strategic partners who are willing to advance resources and expenses in contract R&D relationships that not only provide revenues and working capital for the Company but, if successful, create a captive customer for future products.

     Until such time as additional monies are raised and the Company can execute its broader sales and marketing plan, management anticipates its primary revenues, if any, will be generated through the R&D contracts and the resulting sale of systems engineered from, and sold to, the parties funding the specific R&D activities.

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

     The Company had eleven full time and one part time employee as of August 31, 1999. The Company anticipates additional employees will be required in engineering and sales during the next twelve months. The impact of the above will be determined by the market demand for food safety and textile systems and specialty chemicals.

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

   PART II - OTHER INFORMATION

     Item 1. Legal  Proceedings.

     A settlement agreement was reached with Mifal Klita et al. in September of 1999. During the period from May through August 1996, the Company sold its series B preferred stock in a private placement offering to certain investors pursuant to the provisions of Regulation S. One of these investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of series B preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, entitled Mifal Klita to the conversion of his series B preferred shares into unrestricted common stock of the Company plus shares for legal fees and other provisions stated in the original agreement. The unrestricted common stock will be disbursed monthly over a two year period.

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



                                          CYCLO3PSS CORPORATION


   Date: October 14, 1999                 By/s/ William R. Stoddard
                                          -----------------------
                                           William R. Stoddard
                                           Chief Executive Officer
                                           Principal Executive Officer



   Date: October 14, 1999                 By/s/ Mondis Nkoy
                                   ----------------------------------
                                          Mondis Nkoy
                                          Controller, Corporate Secretary
                                          Principal Financial Officer