Form 10QSB
period 1999-11-30
CYCLO3PSS CORP
filed 2000-01-19
CIK 895319

-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED November 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22720

                              CYCLO3PSS CORPORATION
           (Name of Small Business Issuer as specified in its charter)

                 Delaware                               87-0455642
          -----------------------                 ---------------------
       (State or other jurisdiction of              (I.R.S. Employer
        Incorporation or organization)               Identification No.)

          3646 West 2100 South
          Salt Lake City, Utah                            84120-1202
       ---------------------------                       ------------
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

Common Stock outstanding at January 14, 2000 - 22,119,617 shares of $.001 par value Common Stock.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

-------------------------------------------------------------------------------

                                   FORM 10-QSB

                       Financial Statements and Schedules
                              Cyclo3pss Corporation

                For Three and Nine Months Ended November 30, 1999

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

   Item 2. Management's Discussion and Analysis or
           Plan of Operations.........................................12

                            PART II - OTHER INFORMATION

   Item 1. Legal Proceedings .........................................20

      Item 2Changes in Securities.....................................20

      Item 3Defaults Upon Senior Securities...........................20

      Item 4Submission of Matters to a Vote of Security Holders.......20

      Item 5Other Information.........................................20

      Item 6Exhibits..................................................20

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets
   (UNAUDITED)
------------------------------------------------------------------------------




                                                     November 30,  February 28,
                                                         1999         1999
                                                    ------------- -------------
  Assets

   Current assets:

      Cash                                             $60,091       $36,018
      Accounts receivable                               90,950        47,578
      Inventories                                       53,530        65,348
      Prepaid expenses                                   3,000        45,128
                                                    ---------------------------
  Total current assets                                 207,571       194,072

  Property and equipment, net                          166,806       232,935

  Other assets:
      Acquired patents, net                             92,110       109,210
      Developed patents and other, net                  64,429        57,390
                                                    ---------------------------
                                                      $530,916      $593,607
                                                    ============= =============

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets (continued)
   (UNAUDITED)
 -----------------------------------------------------------------------------

                                                               November 30,  February 28,
                                                                   1999          1999
                                                              ---------------------------

   Liabilities and stockholders' equity

  Current liabilities:
      Accounts payable                                           $331,461     $239,140
      Accrued liabilities                                         203,696      149,033
      Accrued litigation settlement                               853,000          ---
      Current portion of capital lease obligations                  5,539        9,505
                                                              ---------------------------
  Total current liabilities                                     1,393,696      397,678

   Long-term portion of capital lease obligations                     --         3,778

  Commitments and contingencies

   Stockholders' equity:
    Preferred stock:
      Preferred stock issuable in series: par value $.01,
          4,500,000 authorized:
          Series "A" convertible preferred stock; 356,638
             shares authorized; 356,638 shares issued and
             outstanding                                             356          356
         Series "B" convertible preferred stock; 30,000
          shares authorized; 1,040 and 1,190 shares issued
             and outstanding at November 30, 1999 and
              February 28, 1999, respectively                         11           12
         Series "C" convertible preferred stock; 550 shares
           authorized; 250 and 206 shares issued and
           outstanding at November 30, 1999 and February 28,
            1999, respectively                                         3            2
      Class "A" preferred stock, par value $.01; 500,000
            shares authorized; none issued or outstanding            ---          ---
      Common stock, par value $.001; 55,000,000 shares
           authorized; 20,949,252 shares issued at November
          30,1999 and 17,599,482 shares issued at February
          28, 1999                                                20,949        17,599
      Additional paid-in capital                              18,046,184    17,860,958
      Accumulated deficit                                    (18,428,738)  (17,185,231)
      Less treasury stock, 264,000 common shares at cost        (501,545)     (501,545)
                                                              ---------------------------
      Total stockholders' equity                                  (9,778)      192,151
                                                              ---------------------------
                                                                $530,916      $593,607
                                                              ===========================

   See accompanying notes to condensed consolidated financial statements


   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Operations
   (UNAUDITED)
 -----------------------------------------------------------------------------


                                                    For the three months ended
                                                           November 30,
                                                        1999           1998
                                                  -------------- --------------

   Net revenues                                        $268,543        $70,589

   Costs and expenses:
      Cost of sales                                      97,573         83,254
      Research and development                               --          3,135
      Selling and marketing                                  --             --
      General and administrative                        382,739        556,104
      Depreciation and amortization                      27,981         94,648
                                                  -------------- --------------
                Total expenses                          508,293        737,141

  Loss from operations                                (239,750)      (666,552)
  Interest income                                            --            54
  Interest expense                                        (169)          (713)
                                                  -------------- --------------
  Net loss                                            (239,919)      (667,211)
   Preferred stock dividends                            (8,499)       (88,534)
                                                 -------------- --------------
   Net loss applicable to common stock               $(248,418)     $(755,745)
                                                 ============== ==============

   Basic and dilutive net loss per common share          $(.01)         $(.04)
                                                 -------------- --------------
    Weighted average number of common shares
     issued and outstanding                         19,325,599     18,025,784
                                                 ============== ==============

 ---------------------------------------------------------------------------
   See accompanying notes to condensed consolidated financial statements

   Condensed Consolidated Statements of Operations
  -----------------------------------------------------------------------------
   (UNAUDITED)





                                                    For the nine months ended
                                                           November 30,
                                                        1999           1998
                                                  -------------- --------------

   Net revenues                                        $754,478       $659,254

   Costs and expenses:
      Cost of sales                                     345,680        543,951
      Research and development                               --        209,673
      Selling and marketing                                  --        203,650
      General and administrative                        709,705      1,591,802
      Depreciation and amortization                      88,868        302,569
                                                  -------------- --------------
                Total expenses                        1,144,253      2,851,645

  Loss from operations                                (389,775)    (2,192,391)
   Litigation settlement expense                      (853,000)            --
  Interest income                                           15          3,983
  Interest expense                                        (747)        (3,213)
                                                  -------------- --------------
  Net loss                                          (1,243,507)    (2,191,621)
   Preferred stock dividends                           (25,497)      (116,450)
                                                 -------------- --------------
   Net loss applicable to common stock             $(1,269,004)   $(2,308,071)
                                                 ============== ==============

   Basic and dilutive net loss per common share          $(.07)         $(.14)
                                                 -------------- --------------
    Weighted average number of common shares
     issued and outstanding                         18,254,854     16,753,956
                                                 ============== ==============

   ---------------------------------------------------------------------------
   See accompanying notes to condensed consolidated financial statement

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Cash Flows
   (UNAUDITED)
-------------------------------------------------------------------------------


                                                                   For the nine months ended
                                                                          November 30,
                                                                      1999            1998
                                                               --------------------------------
  Cash flows from operating activities:
      Net loss                                                   $(1,243,507)     $(2,191,621)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                                    88,870          302,569
             Litigation settlement                                   853,000               --
             Shares issued to board in lieu of compensation           13,750               --
             Impairment of intangible assets                              --          273,951
             Changes in assets and liabilities:
       Decrease in accounts receivable                               (43,372)          64,749
       Increase in inventories                                        11,818           (1,504)
       Decrease in prepaid expense                                    42,128           34,569
       Decrease in accounts payable and accrued liabilities          146,982         (549,044)
                                                               --------------------------------
  Net cash used in operating activities                             (130,331)      (2,066,331)
                                                               --------------------------------

  Cash flows from investing activities:
      Purchase of property and equipment                                (802)         (41,445)
      Addition to developed patents and other                        (11,876)         (11,011)
                                                               --------------------------------
  Net cash used in investing activities                              (12,678)         (52,456)
                                                               --------------------------------

  Cash flows from financing activities:
      Proceeds from issuance of preferred and common stock           156,825        1,673,321
      Proceeds from issuance and exercise of stock options            18,000           11,800
      Principal payments under capital lease obligations              (7,743)         (17,692)
                                                               --------------------------------
  Net cash provided by financing activities                          167,082        1,667,429
                                                               --------------------------------
  Net increase (decrease) in cash                                     24,073         (451,358)

  Cash at beginning of period                                         36,018          573,161
                                                               --------------------------------
  Cash at end of period                                              $60,091         $121,803
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

   In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Cyclo3pss Corporation ("Company") as of November 30, 1999, and the results of its operations and its cash flows for the interim periods ended November 30, 1999 and November 30, 1998. The operating results for the interim periods are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended February 28, 1999.

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

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------

   1.  Summary of Significant Accounting Policies (continued)

   Loss per Common Share

   Loss per common share is calculated after deduction of preferred stock dividends divided by the weighted average number of shares of common stock issued and outstanding during the period. Loss per common share attributed to preferred stock dividends was not significant (less than one cent per share). The Company excluded 10,771,561 and 5,519,173 options and warrants from the weighted average shares outstanding computation at November 30, 1999 and February 28, 1999, respectively as their effect would be anti dilutive.

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

   2.  Basis of Presentation

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at November 30, 1999 of $18,428,738 and $17,185,231 at February 28, 1999, and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

   The net loss for the year ended February 28, 1999 was $3,232,857 and the Company recorded net loss of $1,243,507 for the nine months ended November 30, 1999. The current liabilities are in excess of current assets by
   $1,186,125   and  $203,606  at  November  30,  1999  and  February  28,  1999
   respectively. To date, the Company has funded its operations through the issuances of common and preferred stock. The Company anticipates a net loss for the year ended February 28, 2000, and with a cash balance of $60,091 at November 30, 1999 and expected cash requirements for the year, there is substantial doubt as to the Company's ability to continue operations.

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

   3. Contingencies

   The Company recorded $853,000 in August 1999 as legal settlement expense in connection with the settlement agreement it reached with Mifal Klita et al. in September of 1999. During the period from May through August 1996, the Company sold its series B preferred stock in a private placement offering to certain investors pursuant to the provisions of Regulation S. One of these investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of series B preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, entitled Mifal Klita to the conversion of his series B preferred shares into unrestricted common stock of the Company plus additional common shares for legal fees and other provisions stated in the original agreement. The unrestricted common stock will be disbursed monthly over a two year period. Under a formula defined in the settlement, the remaining obligation under this settlement has been reflected as a current liability as resolution and settlement of the liability may be accelerated according to the terms of the settlement agreement. The Company is not involved in any other legal actions and claims at this time.

   4. Segment Information

   During the nine months ended November 30, 1999 and 1998, the Company operated in four principal industries; the manufacture, sale and installation of ozone food processing products ("food safety products"); the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries ("textile products"); the manufacture and sale of specialty chemicals ("biochemical products"), and the manufacture and sale of medical sterilizers ("medical products").

   Operating profit is total revenue less operating expenses, excluding interest expense and general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, other receivables, prepaid expenses, property and equipment and inventory.

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------

   4. Segment Information (continued)

                                                  For nine months ended
                                             Nov 30, 1999        Nov 30, 1998
                                           ------------------------------------

   Net revenues
      Food Safety products                     $139,050            $283,308
      Textile products                          190,522             173,910
      Medical products                          119,250                --
      Biochemical products                      305,656             202,036
                                           ------------------------------------
      Total Revenue                            $754,478            $659,254
                                           ====================================

   Operating income (loss)
      Food Safety products                     $ 47,536           $(120,561)
      Textile products                         (181,793)           (917,665)
         Medical products                       119,250                --
      Biochemical products                       71,075             (43,161)
                                           ------------------------------------
      Total operating income (loss)              56,068          (1,081,387)

      Corporate expenses                     (1,298,843)         (1,111,004)
      Interest income                                15               3,983
      Interest expense                             (747)             (3,213)
                                           ------------------------------------
      Net income (loss)                    $ (1,243,507)       $ (2,191,621)
                                           ====================================

   Identifiable assets
      Food Safety products                      $78,762            $34,344
      Textile products                          172,931            530,558
      Biochemical products                      107,334            151,008

      General corporate assets                  171,889            170,995
                                           ------------------------------------
      Totals assets                            $530,916          $ 886,905
                                           ====================================

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

   The Company also markets an automated sorting and counting system for commercial laundries. Other non-ozone based products offer by the Company include more than 350 specialty chemicals and compounds. The Company holds patents for medical sterilization processes and has entered into a Technology Licensing Agreement with Consolidated Stills and Sterilizers of Boston, MA to license the ozone medical instrument sterilization technology developed and patented by the Company for use in Ster-O-Zone 100. The terms include an initial licensing fee and ongoing royalties from Consolidated Stills and Sterilizers once they have perfected the technology and are producing sales. . Results of Operations

   The Company's revenues were $268,543 for the three months ended November 30, 1999 compared to $70,589 for the three months ended November 30, 1998. The revenues were $754,478 for the nine months ended November 30, 1999 compared to $659,254 for the nine months ended November 30, 1998. Four of the Company's wholly owned subsidiaries contributed to the Company's gross revenues, Eco-Pure Food Safety Systems, Inc. (EPFS), Cyclopss Laundry Systems, Inc. (CLS), Cyclopss Medical Systems, Inc. (MED) and Cyclopss Biochemical Corporation (CBC). The Company's gross margin for the three months ended November 30, 1999 was $170,970 compared to $(12,665) for the three months ended November 30, 1998. The gross margin for the nine months ended November 30, 1999 was $408,798 compared to $115,303 for the nine months ended November 30, 1998. The Company has taken steps to control cost of sales by reducing employees, production space, and any other unnecessary expense. The Company expects revenue to increase in the upcoming quarters, due to managements efforts to locate new customers. The Company also expects cost of sales to increase at a relative proportion to the revenue. If revenues do not increase, the Company will not continue to operate unless additional funds are available from other sources.

   Research and development expenses decreased to $0 for the three and nine months ended November 30, 1999 from $3,135 and $209,673 for the three and nine months ended November 30, 1998, respectively. The Company eliminated all research and development costs during the nine months ended November 30, 1999, due to lack of necessary funds for this function. The Company believes it is necessary and intends to resume its research and development efforts in the current year when funds are available or if it can locate strategic partners that are able to fund research and development efforts.

   Selling and marketing expenses decreased to $0 for the three and nine months ended November 30, 1999 from $0 and $203,650 for the three and nine months ended November 30, 1998, respectively. The Company eliminated its marketing staff and eliminated all advertising in order to conserve remaining cash. Management believes that it is critical to periodically support and supplement its sales efforts through advertising, public relations and trade-show participation when sufficient funds are available. However, the current cash constraints do not permit any sales and marketing activities.

   General and administrative expenses decreased to $382,739 for the three months ended November 30, 1999 from $556,104 for the three months ended November 30, 1998, due to a decrease in management employment, shareholder relations and legal fees. General and administrative expenses decreased to $709,705 for the nine months ended November 30, 1999 from $1,591,802 for the nine months ended November 30, 1998. Management has taken steps to reduce these costs in order to help conserve the limited cash available. Management will continue to review and control these costs, but believes general and administrative expenses in the coming quarters of fiscal 2000 will increase due to management and human resource requirements for the Company should sales and other commercial activities increase, and should more funds become available.

   Interest expense declined to $169 for the three months ended November 30, 1999 compared with $713 for the three months ended November 30, 1998, and it declined to $747 for the nine months ended November 30, 1999 compared with $3,213 for the nine months ended November 30, 1998 due to the conversion of all long-term debt to common stock and lower lease payments. The Company is not in a financial position to borrow from traditional sources and anticipates low interest expense in fiscal 2000. The Company has minimum debt and intends to fund its operations through non-interest bearing capital sources, but there can be no assurance that such funding will be available and if it is not available, the Company will likely not be able to continue in operations.

   The Company recorded $853,000 in August 1999 as an additional expense on legal settlement in connection with the settlement agreement it reached with Mifal Klita et al. in September of 1999. During the period from May through August 1996, the Company sold its series B preferred stock in a private placement offering to certain investors pursuant to the provisions of Regulation S. One of these investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of series B preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, entitled Mifal Klita to the conversion of his series B preferred shares into unrestricted common stock of the Company plus shares for legal fees and other provisions stated in the original agreement. The unrestricted common stock will be disbursed monthly over a two year period. The remaining amounts due under the settlement agreement have been reflected in accrued liabilities.

   The Company recorded net loss applicable to common stock for the three months ended November 30, 1998 of $248,418 compared to $755,745 for the three months ended November 30, 1998. Net loss applicable to common stock for the nine months ended November 30, 1998 of $1,269,004 compared to $2,358,071 for the nine months ended November 30, 1998. In order to help conserve cash, the Company has taken steps to control costs by reducing employees and management, and eliminating sales and marketing and reducing promotional and investor relation activities. The Company anticipates that it will operate at a loss for the year ending February 28, 2000. However, if revenues of CLS, EFS, MED and CBC increase, it is anticipated that losses will begin to diminish.

   The Company believes that all four of its divisions, namely Eco-Pure Food Safety Systems, Inc., Cyclopss Laundry Systems, Inc., Cyclopss Medical Systems, Inc. and Cyclopss Biochemical, Inc. will contribute to the Company's future revenue stream.


   Liquidity and Capital Resources

   As of the date of this filing, the Company has insufficient funds on hand to continue its operations for the entire fiscal year ending February 28, 2000, unless significantly increased revenues and gross profits are achieved or additional financing is obtained. Should the Company be unsuccessful in achieving the increased level of revenues and gross profits required to pay its operating expenses or in acquiring additional equity financing to pay the shortfall, the Company will seek direction from the Board of Directors as to what action must be taken, or what action should be taken to preserve the Company's limited assets. Management is aggressively exploring additional financing for the ongoing operations of the Company. There are no assurances that the efforts to locate and secure additional financing will be successful, and the failure to secure this financing would substantially alter management's assumptions as presented heretofore and in the remainder of this section.

   Cash used in operating activities was $130,331 for the nine months ended November 30, 1999 compared to $2,066,331 for the nine months ended November 30, 1998. The Company has significantly reduced its cash use rate in fiscal 2000, due to the necessity of having to conserve available cash.

   Cash expenditures for property and equipment and patents were $12,678 for the nine months ended November 30, 1999 compared to $52,456 for the nine months ended November 30, 1998. This decrease is also the result of the Company's attempt to help conserve cash and reduce expenses.

   Net cash provided by financing activities for the nine months ended November 30, 1999 was $167,082, due mainly to issuance of 157 shares of preferred "C" shares, as described further in this section. Cash provided by financing activities for the nine months ended November 30, 1998 was $1,667,429, due to the issuance of 1,296,140 shares of common stock in a private placement offering through First Financial Investment Securities, which raised $1,620,175 ($1,395,004 in net proceeds).

   Total assets decreased to $530,916 for the nine months ended November 30, 1999 from $593,607 for the year ended February 28, 1999, due to a decrease in prepaid expenses, normal amortization of intangibles and depreciation of fixed assets. This reduction was offset by a slight increase in cash and accounts receivable from increased sales.

   Total current liabilities increased to $1,393,696 at November 30, 1999 from $397,678 at February 28, 1999, mainly due to an increase in accounts payable and recording of $853,000 as accrued litigation settlement, as explained previously at the end of "results of operations". Long term liabilities decreased to $0 for the nine months ended November 30, 1999 from $3,778 for the year ended February 28, 1999. This decrease was due to the repayment of certain lease liabilities and the reclassification of the remaining lease obligations to current obligations.

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


   Year 2000 or Y2K Issue

   The Year 2000 or Y2K issue refers to some computer systems' inability to recognize the date field as the year 2000. As a result of these shortcomings, there was a concern that some computers might be unable to process year-date data accurately beyond the year 1999.

   Additionally, if the Company's suppliers, customers, and other parties experienced Y2K difficulties, the Company could be adversely affected. The Company is continuing the process of assessing and correcting potential Year 2000 problems with the Company's operations. The Company did not experience any Y2K related problems as all remediation and corrective actions were successful.

   With regard to potential Y2K issues for the Company's major material suppliers, the Company is in the process of communicating with such parties. Although not all major suppliers have indicated their Y2K compliance, the Company has not yet identified issues with any major supplier. Generally, the Company has alternative sources for supplies in the event a supplier experiences such difficulties and the Company has not experienced any difficulties in obtaining materials due to suppliers' Y2K problems.

   With regard to major customers, the Company has had communications with such parties and is reviewing responses regarding the Companies Y2K compliance. To date, the Company has not identified any Y2K matters with customers.

   The Company will continue to evaluate its system and will continue to communicate with customers and suppliers but anticipates no Y2K matters will arouse since none have been reported to date.

   Plan of Operation

   The Company's Plan of Operation is to rely solely on the availability of additional capital to fund ongoing operations, of which there can be no assurance. The Company as of the date this filing has insufficient capital for long term operations. However, the Company has entered into a Letter of Intent with The Procter & Gamble Company of Cincinnati, Ohio, (see Subsequent Events below) which has provided short term working capital and should the transaction contemplated within that Letter of Intent be fully executed, the Company will be provided an opportunity to engage its new business model of operation as described below. However, should this transaction not be executed the Company will have no other option but to move forward in filing a petition to provide a safe harbor to protect the assets of the Company.

   The Company historically has acted as both the developer of its technologies and then as the manufacturer and marketer of those technologies. It has become apparent that the customers within the markets pursued by the Company are intrigued by the performance and potential of the products. However, the size and operating capabilities of the Company doesn't support the confidence required for the Company's targeted customers to become purchasers. The Company's targeted industrial customer base is accustomed to doing business with vendors and suppliers of a size and stability that reasonably assures business continuity and internal product support. The single exception to this discrimination as to our limited size has been the U S Navy who is mandated to provide business opportunity for small business enterprises such as Cyclopss.

   Under the Company's new plan of operations it will no longer attempt to act as a manufacturer or marketer of its technologies but will instead act as a technology provider. Its efforts will be directed toward the creation of technology bridges between companies already providing products and services to those industries which will utilize the Company's technology products to produce new complete processes. These ventures will include suppliers of equipment and appliances and suppliers of disposable or consumable products modified to utilize the Company's proprietary technologies under licensing and royalty agreements. The end result will create interlocking process systems that will be both effective and economic. Additionally the process systems will be sold and serviced by vendors and suppliers already accepted by the target markets. This model provides the manufacturers with technology and new product offerings and provides the Company with a royalty revenue and commercialization of its technologies through already existing manufacturing, sales and service infrastructures.

   The Company will continue to provide low volume production of ozone systems to customers like the US Navy, and the Company also anticipates it will be compensated by one or more of the industry participants for design and development work required in modifying their existing products to accommodate the incorporation of the Company's proprietary technologies. This model allows the Company to keep the number of employees limited to specific requirements of the technology application, and converts the Company into a technology purveyor.

   This business model is illustrated by the current business relationship between the Company, P&G and Otres, Inc. Cyclopss had established a working relationship with P&G early in 1999. In May of 1999 it was approached by the principals of Otres who engaged the Company to assist in the development and validation of a toothbrush sanitizer and a kitchen sponge sanitizer utilizing ozone. The management of the Company determined the products could be of great interest to P&G and, after having appropriate confidentiality documents executed, Otres agreed to allow the Company to introduce the product concepts to P&G. P&G determined they had products that would lend themselves to a co-marketing relationship with the Otres appliances as long as the product development was responsibly executed and the technology application proved safe and effective. Both Otres and P&G engaged the Company for these activities. This resulted in the Company receiving revenues of approximately $98,000 from both venture partners for the development and testing of the appliances. The Company manages the relationship with P&G for Otres under contract, and contributed to the execution of co-marketing agreements between Otres and CREST(R) for the toothbrush sanitizer, and Otres and DAWN(R) for dish washing soap that will be announced at the International Home Appliance Show in Chicago, on January 16, 2000. The Company negotiated for and will receive an ongoing royalty of 3% from the sale of the appliances which provides the potential for significant future revenues with minimal related costs of sale.

   Should the Company receive the proceeds from the financing contemplated in the P&G Letter of Intent, it anticipates moving the Research and Development activities to New Mexico. The Company has already arranged the assistance available to them from the New Mexico Department of Economic Development for the relocation. This enhances and supports the Company emergence as a respected technology purveyor. The Company will maintain a limited administrative staff in its current offices in Salt Lake City, Utah, as well as the Biochem division which continues to increase its revenues.

   This plan, if successfully executed, provides ongoing operating revenues derived from contract development, with the potential of significant license and royalty revenues generated by the success of its partners in commercializing the processes.

   The Company has recently entered into a very similar contract development and licensing arrangement with Consolidated Stills and Sterilizers of Boston, MA on its proprietary Ozone Gas Medical Sterilization Technology, and anticipates shipping the prototype in early February 2000.

   The Company anticipates its revenues as well as the source of those revenues to change significantly through these relationships. However, there can be no assurance that a successful financing can be completed as a result of the Letter of Intent or that the new Otres products even assisted by the marketing strengths of P&G will gain significant market acceptance to provide significant revenues.

   The Company has demonstrated the Eco Wash system for the US Navy in San Diego at the Public Works Center. The system was able to launder industrial wipe rags achieving higher absorbency than produced with convention laundry formulas. This result was achieved while reducing hot water costs by 100%, water consumption by 51%, sewer costs by 100%, chemical costs by 77%, labor by 29%, and electricity cost by 11%. These savings resulted in a payback period of 10.7 months. From the successful demonstration, the Naval Facilities Engineering Service Center is recommending that the other PWC sites convert their operations to the Eco Wash system (potentially a total of 50 systems). Since this demonstration, several new sites have been visited. Each site will average two Eco Wash 60 Laundry Systems, including a washer and dryer, at approximately $75,000 each. At this time there are no additional Eco Wash systems under contract and there are no assurances that additional contracts are forthcoming.

   In late 1997 the electrical Power Research Institute (EPRI) declared ozone as Generally Regarded as Safe (GRAS) allowing food processors to use ozone in the processing of certain food items. Quoting from a September 2, 1999 ozone industry solicitation on behalf of EPRI: "Recently, FDA discovered a troublesome ruling in their 1982 bottled water regulation that accorded GRAS status to ozone use in bottled water. The 1982 bottled water ruling was issued inappropriately under 184.1(b) (2), which indicated that all other food uses require regulation. Therefore, although FDA has elected not to challenge the EPRI Expert Panel declaration, the FDA cannot officially sanction

   GRAS status for the use of ozone in food processing because of the prior 184.1(b) (2) ruling. To help resolve this dilemma, EPRI is preparing to petition the FDA for approval of ozone under the food additive regulations. In view of the significant food safety protection provided by the use of ozone, FDA has agreed to receive this petition under the new Expedited Review rules, which appears to be the best way to resolve the regulatory problem. This discovery and its resolution can adversely affect future sales and contracts for Eco Pure and others in the ozone industry.

   The Company has been aggressively seeking customers and strategic partners who are sufficiently convinced of the potential to pro-actively participate in necessary research and development costs. These customers and strategic partners not only may provide revenues from possible R&D contracts but also follow-on royalty revenues from the purchase of systems and processes.

   The Company has provided major agricultural producers with prototype ECO-PURE test systems that have been installed in wet produce processing plants, long-term produce storage facilities, short term banana and tomato ripening rooms, and for use in treatment of herbal remedies and dietary supplements.

   The Company continues to pursue strategic partners who are willing to advance resources and expenses in contract R&D relationships that not only provide revenues and working capital for the Company but, if successful, create on going royalty revenues.

   Even with sufficient funds available, the ongoing challenge facing the Company is that of educating its potential partners, government, industry and the end consumer about the benefits of ozone. Ozone is a naturally-occurring phenomenon that is usually associated with photochemical smog or an eroding level of protection in our atmosphere. It is the Company's intent to provide this education and show the beneficial side of ozone- decontamination. For industry, ozone is a cost competitive and environmentally-friendly answer to microbial contaminates. For the consumer, ozone kills harmful microorganisms quickly and leaves behind no chemical residue.

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

   The Company had eleven full time and one part time employee as of November 30, 1999. The Company anticipates no additional employees will be required during the next twelve months.

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


   Subsequent Events

   The Company had been operating under a non binding investigational Letter of Intent with The Procter & Gamble Company of Cincinnati, Ohio, executed on June 3, 1999. The content and context of that document regarded and was the result of a technical due diligence initiated by P&G in late December 1998. The relationship was not disclosed prior to this filing due to stringent confidentiality requirements.

   Under the confidentiality of this relationship and while investigating the technologies and products of the Company, P&G was subsequently introduced, with the consent of its client Otres, to the proprietary products being developed under contract by the Company for its client Otres. Initial interest was expressed by P&G prompting Otres and the Company to enter into an additional contract that called for the Cyclopss Management to administer the relationship between the parties. The result affected co-marketing agreements for Otres with both the Crest and Dawn divisions of P&G. The contract also provides for an on going royalty payment to Cyclopss on the gross sales of the appliances, and a First Right of Refusal for Cyclopss to contract all future product development under the same royalty arrangement. This working model prompted the business model as described in the Plan of Operations above.

   The severe financial condition of the Company was disclosed to P&G during the last week November 1999. Procter & Gamble responded immediately and after conferring with the Company's Management negotiated and subsequently entered into a new Letter of Intent on December 10, 1999. The agreement allows for two separate finances by P&G to the Company. The first, a small Unsecured Promissory Note, was executed and funded in concert with the signing of The Letter of Intent in order to relieve the immediate and critical cash requirements of the Company. The second contemplated financing is a Convertible Secured Loan which will provide long term working capital for the Company. Should the Company successfully meet the pre loan conditions of this transaction, and P&G elect to move forward in its execution, it is currently scheduled to be concluded in the first quarter of calendar 2000. The loan will be secured by a first security interest in all of the Company's Intellectual Properties and will be due and payable in full on the one year anniversary date of its execution. The Company contemplates engaging in several diverse development and testing contracts within various departments of P&G.

   The Agreement grants a conversion right to P&G allowing for the conversion of all or any part of the outstanding loan, including all or any part of interest due into shares in the Company's common shares of stock at anytime during the term of the loan, and at the sole discretion of Procter & Gamble.

   In addition, under the terms of the agreement, P&G will be granted an Exclusive First Right of Refusal for the Licensing of all the current and future technologies of the Company.

   THERE ARE NUMEROUS AND RIGOROUS CONDITIONS THAT MUST BE MET BY THE COMPANY TO THE SOLE AND COMPLETE SATISFACTION OF PROCTER & GAMBLE PRIOR TO THE SUCCESSFUL CONCLUSION OF THE FINANCING AND SUBSEQUENT CONTEMPLATED RELATIONSHIP. THE LETTER OF INTENT IS NON-BINDING AND THERE CAN NO ASSURANCES THAT THERE WILL BE ANY ADDITIONAL CONTRACTUAL BUSINESS RELATIONSHIP BETWEEN THE PARTIES OTHER THAN THE SMALL WORKING CAPITAL LOAN DISCLOSED ABOVE.


    PART II - OTHER INFORMATION

      Item 1. Legal Proceedings.. A settlement agreement was reached with Mifal Klita et al. in September of 1999. During the period from May through August 1996, the Company sold its series B preferred stock in a private placement offering to certain investors pursuant to the provisions of Regulation S. One of these investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of series B preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, entitled Mifal Klita to the conversion of his series B preferred shares into unrestricted common stock of the Company plus shares for legal fees and other provisions stated in the original agreement. The unrestricted common stock will be disbursed monthly over a two year period.

      Item 2.     Changes in Securities.  None.

      Item 3.     Defaults Upon Senior SecuritieNone.

      Item 4.     Submission of Matters to a Vote of Security HoldNone.

      Item 5.     Other Information.

      Item 6.     Exhibits and Reports on Form 8-K andNone.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CYCLO3PSS CORPORATION


   Date: January 14, 2000                 By/s/ William R. Stoddard
                                          -----------------------
                                          William R. Stoddard
                                          Chief Executive Officer
                                          Principal Executive Officer



   Date: January 14, 2000                 By/s/ Mondis Nkoy
                                          ----------------------------------
                                          Mondis Nkoy
                                          Controller, Corporate Secretary
                                          Principal Financial Officer