Form 10KSB
period 2000-02-28
CYCLO3PSS CORP
filed 2000-05-31
CIK 895319

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-22720

                              CYCLO3PSS CORPORATION
           (Name of Small Business Issuer as specified in its charter)


               Delaware                                87-0455642
          -----------------                       --------------------
     (State or other jurisdiction of                (I.R.S. Employer
      Incorporation or organization)                 Identification No.)

          3646 West 2100 South
          Salt Lake City, Utah                         84120-1202
     --------------------------------               ---------------
   (Address of principal executive office)             (Zip Code)

        Issuer's telephone number, including area code: (801) 972-9090
     --------------------------------------------------------------------
   Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act: $.001
                             Par Value Common Stock

   Check  whether the Issuer (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes x/ No


   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x/

The Issuer's revenues for the fiscal year ended February 29, 2000 were $751,542

   As of May 15, 2000, 27,235,758 shares of the Issuer's common stock were issued and outstanding of which 25,795,632 shares were held by non-affiliates. As of May 15, 2000, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by OTC Bulletin Board) was approximately $10,883,177.

===============================================================================

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

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


Risk Factors

   The  following  risk  factors are  inherent in and affect the business of the
Company:

   1. Ability to Continue as a Going Concern. As a result of the Company's financial condition, the Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements for the period ended February 29, 2000, with respect to the Company's ability to continue as a going concern. The Company's ability to continue in the normal course of business is dependent upon its access to additional capital and the success of future operations. Uncertainties as to these matters raised substantial doubt about the Company's ability to continue as a going concern at the date of such report. The net loss for the year ended February 29, 2000 was $2,194,760. In the past the Company has been able to receive funding necessary for its operations through the issuance of common and preferred stock. The Company anticipates a net loss for the year ended February 28, 2001, and with a cash balance of $107,565 at February 29, 2000 and expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

     The Company is attempting to improve these conditions by way of royalty revenues generated from licensing agreements, financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and limited direct product sales. Management believes that appropriate revenues will be generated and future product sales and royalties will result from these opportunities and that the Company will continue operations over the next fiscal year; however, no assurances can be given that revenues will be generated or additional funding will be available.

   2. History of Operating Losses; Uncertainty of Future Profitability. The Company has never operated at a profit. The Company has sold a limited number of products and has generated a limited amount of revenue from its operations. Although the Company has instituted aggressive cash management practices and severely reduced operating costs, even with the prospects of royalty revenue and limited direct sale of products, there can be no assurance that the Company will generate revenue from its operations sufficient to achieve profitability within its coming fiscal year.

   3. Future Capital Requirements and Negative Cash Flow. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue during the immediate future. The Company anticipates a need to raise additional funds in order to conduct its operations, develop its products and subsequently to establish manufacturing and marketing licenses and contracts for its products. The Company may seek funding through public or private financing, including equity financing, and through collaborative arrangements. Adequate funds, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or on terms acceptable to the Company and may result in significant dilution to existing stockholders. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, impacting the ability to license these products to third parties for commercialization. The Company's future cash requirements will be affected by the results of research and development, results of relationships with corporate collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory process and other factors.

   4. Lengthy Revenue Cycle. Currently, the Company is focusing the majority of its efforts and financial resources on the ongoing consumer product development and licensing of its food processing and laundry system products and technologies as a means of generating revenue. Installing and integrating new laundry systems requires substantial investments by the Company's potential licensees and customers. In addition, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with the Company's senior management, before reaching a sufficient level of confidence in the system's performance characteristics and compatibility with the licensee's or customer's target applications. Accordingly, the Company's products and any licensing arrangements typically require lengthy sales cycles during which the Company may expend substantial funds and management time and effort with no assurance that revenues will result

   5. Rapid Technological Change; Dependence on Product Development. The industries in which the Company is engaged are characterized by rapid technological change and evolving industry standards. As a result, the Company must continue to enhance its existing products and develop and manufacture new products and upgrades with improved capabilities, which has required and will continue to require substantial investments in research and development by the Company to advance a number of state-of-the-art technologies. Continuous investments in research and development also will be required to respond to the emergence of new technologies. The failure to develop and market new products, to enhance existing products and arrange appropriate licences for the products, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market acceptance of the Company's products or a reduction in the Company's royalty streams as a result of intensified price competition.

   The Company's potential success in developing and selling new and enhanced products depends upon a variety of factors, including accurate prediction of future customer requirements, introduction of new products on schedule, cost-effective manufacturing and product performance in the field. The Company's new product decisions and development commitments are made in part by the product licensee and must anticipate performance to satisfy the requirements of the market. Failure to predict accurately customer requirements and to develop new generations of products to meet those requirements would have a sustained material adverse effect on the Company's business, financial condition and results of operations. New product transitions could adversely affect sales of existing systems. Product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence, and orders for existing products or enhancements of existing products fluctuate.

   6. Uncertain Market Acceptance of Products. There can be no assurance that the products created for the Company's customers will gain any significant market acceptance and market share even if required regulatory approvals are obtained. Market acceptance may depend on a variety of factors, including educating consumers and customers regarding the use of a new product or procedure or overcoming objections to certain effects of the product. Market acceptance and market share are also affected by the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company's customers can develop products, gain regulatory approval and reimbursement acceptance, and supply commercial quantities of the product to the market are expected to be important factors in market acceptance and market share. The failure to gain market acceptance of products could have a material adverse effect on the Company's business, results of operations, and financial conditions.

   7. Design and Manufacturing Process Risks. While the Company has experience in designing and manufacturing products, the Company may still experience technical difficulties and delays with the design and manufacturing of its products. Such difficulties could cause significant delays in the production of products by third party licensees or the Company and have a material adverse effect on the Company's revenues. In some instances, payment by a manufacturing customer is dependent on the Company's ability to meet certain design and production milestones in a timely manner. Also, some major contracts can be canceled if purchase orders thereunder are not completed when due. Potential difficulties in the design and manufacturing process that could be experienced by the

Company include difficulty in meeting required specifications, difficulty in achieving necessary manufacturing efficiencies, and difficulties in obtaining materials on a timely basis. Such design and manufacturing difficulties could have a material adverse effect on the Company's business and financial condition.

   8. Expansion of Marketing Activities; Limited Distribution. The Company currently has no domestic direct sales force. The Company has already and anticipates that it will continue to negotiate marketing and or manufacturing licences in which the Company will rely on the existing sales and marketing capabilities of its partners in order to fully cover its target markets, particularly as additional proprietary devices become commercially available. There can be no assurance that the Company will be able to compete effectively in attracting or obtaining a marketing partner. There can be no assurance that the Company or its potential marketing partner will be successful in marketing or selling the Company's services and products. The Company's ability to sell its devices in certain areas may depend on alliances with independent manufacturing representatives.

   9. Product Recalls. If a device that is designed by the Company is found to be defective, whether due to design or manufacturing defects, to improper use of the product, even though the Company may not be the manufacturer, the device may need to be recalled, possibly at the Company's expense. Furthermore, the adverse effect of a product recall on the Company might not be limited to the cost of a recall. For example, a product recall could cause a general investigation of the Company by applicable regulatory authorities as well as cause other customers to review and potentially terminate their relationships with the Company. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues, and a diminution of the Company's reputation, each of which would have a material adverse effect on the Company's business, results of operations, and financial condition.

   10. Risk of Product Liability. The manufacture and sale of products entails an inherent risk of product liability although it is the Companys intent to pass that liability on to its manufacturing and marketing licensees when appropriate. The Company does maintain product liability insurance with limits of $1,000,000 per occurrence and $1,000,000 in the aggregate. There can be no assurance that such insurance is adequate to cover potential claims or that the Company will be able to obtain product liability insurance on acceptable terms in the future, or that any product liability insurance subsequently obtained will provide adequate coverage against all potential claims. A successful claim brought against the Company in excess of its insurance coverage, or any material claim for which insurance coverage was denied or limited, could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the Company generally provides a design defect warranty and in some instances indemnifies its customers for failure to conform to design specifications and against defects in materials and workmanship. Any substantial claim against the Company under such warranties or indemnification could have a material adverse effect on the Company's business, results of operations and financial condition.

   11. Significant Industry Competition. The markets for the products the Company currently offers and will offer in the future, are and will be, highly competitive. Numerous manufacturers and distributors, and retailers compete for customers throughout the United States and internationally in these industries. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with its more established and better capitalized competitors.

   12. Government Regulation. All of the Company's operations are subject to a variety of governmental regulation just as all companies are subject to governmental regulation. The Company's food processing and safety systems are regulated by the Unites States Department of Agriculture ("USDA") and its Food Safety Inspection Service ("FSIS") division as well as the Food and Drug Administration ("FDA") and other federal, foreign and state regulatory agencies. Domestic and foreign government regulatory and certification authorities may delay or prevent product introductions and may require additional studies or tests prior to product introduction.

   13. Patent Protection. The Company's patent and trade secret rights are of material importance to the Company and its future prospects because the Company relies on these rights to protect proprietary technology. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by the Company, it would be costly for the Company to enforce its rights in an infringement action and would divert funds and other resources from the Company's operations. Furthermore, no assurance can be given that the Company's products or processes will not infringe any patents or other intellectual property rights of third parties. If the Company's products or processes do infringe the rights of third parties, no assurance can be given that the Company can obtain a license from the intellectual property owner on commercially reasonable terms or at all.

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

   14. Dependence Upon Key Personnel. The Company's success is dependent upon numerous factors including the active and continued participation of its management team. The loss of services or current management, for any reason, would have a negative impact on the future success of the Company. The Company has no key man insurance on its officers and directors. Furthermore, there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company's continued expansion into areas and activities requiring additional expertise, such as regulatory compliance, manufacturing, monitoring and distribution of ozone washing systems for the food industry is expected to place increased demands on the Company's resources. The Company's activities are expected to require additional personnel with expertise in these areas and the development of additional expertise by existing personnel. The failure to acquire or retain such personnel, or develop such expertise could adversely affect the prospect for the Company's success.

   15. Dividends. The Company has never paid a dividend on its Common Stock and there can be no assurance that it will ever pay a dividend on its Common Stock. Any future cash dividends will depend on earnings, if any, the Company's financial requirements and other factors.

   16. Authorization of Preferred Stock and Anti-Takeover Effect Risk. The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Convertible Preferred Stock and Common Stock. Also, the voting power and percentage of stock ownership of the shareholders of the Company's outstanding capital stock can be substantially diluted by such preferred stock issuance.

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

   17. General Factors. The Company's business may be affected from time to time by such matters as changes in general economic, industrial and international conditions; change in taxes, prices and costs; and other factors of a general nature which may have an adverse effect on the Company's business. The Company currently does not have a disaster recovery plan in effect, and is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunication failures and other events. A disaster could severely harm the business if the business is interrupted for an indeterminate length of time.

                                    PART 1

ITEM 1. Description of Business

General

    Cyclopss Corporation (the "Company") has historically been engaged in a fully integrated business model providing the design, manufacturing, assembly, sales and installation of ozone application technologies and processes. The
Company's principal technology provides an alternative to address food safety concerns and laundry disinfection and efficiency. Ozone technology is proven to reduce microbial counts on food products without the potential for the development of immunity or resistance by the organism. Ozone laundry systems enable users to reduce costs associated with labor, water, energy, chemical, textile replacement and wastewater. The Company has recently changed its business model to include the licensing of proprietary technologies to partners who have resources and infrastructures better suited to successfully commercialize certain of the Company's technologies or products. The Company has entered into a Technology Licensing Agreement with Consolidated Stills and Sterilizers of Boston, MA. The agreement licenses the ozone medical instrument sterilization technology developed and patented by the Company for an initial licensing fee and future royalties. The Company anticipates negotiating like arrangements on other of its proprietary technologies when the circumstances are beneficial. Cyclopss will continue to engage in all integrated functions required in the synthesis, manufacturing and marketing of its specialty chemicals.

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

    The Company has four wholly-owned subsidiaries:

                       Eco-Pure Food Safety Systems, Inc.
                         Cyclopss Laundry Systems, Inc.
                         Cyclopss Medical Systems, Inc.
                        Cyclopss Biochemical Corporation

   The overwhelming historic overhead associated with the Company's efforts to operate the above listed subsidiaries as fully integrated businesses, bearing the costs of research and development, sales and manufacturing, and installation and service. To date, revenues have not provided cash to support these costs. Management believes that its new business model provides for more rapid market entry and acceptance through the utilization of the strengths and existing infrastructures of industry providers wherein the Cyclopss component becomes an incremental cost of the product's sale and support. This model is designed to allow the Company access to revenues generated through licensing and royalty streams, while keeping the overhead low and the valuable human resources focused.


Eco-Pure Food Safety Systems, Inc.

   This subsidiary, formerly known as Cyclopss Food Processing Systems, Inc., develops, markets and installs Eco-Pure Food Safety Systems, (the "Eco-Pure System"), for food decontamination. This subsidiary has also developed, validated and licensed consumer products such as a tooth brush sanitizer and a kitchen sponge sanitizer. In fiscal 2000, the Company continued development of the technology to utilize ozone in small consumer and large industrial scale applications in both aqueous and gaseous forms. These applications can be applied to a broad spectrum of food, health and cleaning products for disinfection purposes.

   Consumers, food producers and processors large and small, are searching for new technology to address food safety concerns. Both consumers and food processors, who have relied heavily on chlorination and other chemicals to decontaminate foods, are being forced to consider alternatives to chlorine and those other toxic chemicals. The Company believes the Eco-Pure System offers a lower cost and more environmentally-friendly and consumer accepted form of decontamination than many other chemical treatments and irradiation.

   The Company's sales generated from this division in fiscal 2000 came mostly from research and development fees the Company charged to Otres and Procter & Gamble (P&G) in connection with development and validation of two consumer products, the tooth brush sanitizer and kitchen sponge sanitizer. The Company, under contract to Otres, spent eight months in the development and testing of the technology, and introduced the product to P&G. The introduction resulted in co-marketing agreements being negotiated by Otres with the Crest Division of P&G on the toothbrush sanitizer and the Dawn Division on the sponge sanitizer.

   The Company will receive royalties from the sale of these consumer devices worldwide, managing the ongoing relationship between Otres and Procter & Gamble under contract. In addition the Company has a first right of refusal for future product development contracts on new consumer product categories being considered by Otres. The Toothbrush and Kitchen Sponge Sanitizers were developed by Otres in corroboration with the Company and are the subject of a co-marketing agreement with the Crest and Dawn divisions of Procter & Gamble. The products are designed to kill 99.9% of germs found on toothbrushes and kitchen sponges using ozone technology, and they address a growing consumer concern, that of reducing the spread of germs and microorganisms, such as streptococci and staphylococci, in the home. Otres is in the final phase of production process development.

       For year end February 29, 2000, the Company reported $133,034 in sales for Eco-Pure Food Safety Systems, Inc. The Company's sales plan includes limited internal sales, and will concentrate its efforts in locating appropriate marketing partners with infrastructures and access to the various markets into which the Company's technologies will be sold. It anticipates that the manufacturing license will these agreements as long as they prove to be more effective. To date, all sales have been made by the Company directly. The Company believes that, in the near future, sales of the Eco-Pure System will continue to be made directly by the Company. The OTRES products, when released will be available for purchase on the Company's website (www.cyclopss.com), as well as grocery, appliance and hardware stores, mass merchandisers and drug stores.

Cyclopss Laundry Systems, Inc.

   The Company has historically operated this subsidiary as a fully integrated business for developing, marketing, manufacturing and installing ozone washing systems for commercial and institutional laundries. This division emerged from technology developed by the Company and it was anticipated that market acceptance would be hastened by the acquisition of Intex Corporation in 1994. The Company has elected to adopt the new business model as executed in its Eco-Pure subsidiary, and while current sales are being generated internally, the Company is seeking qualified potential licensees for the manufacturing and sales of its products worldwide.

   All laundry washing systems are marketed under the name Eco-Wash, formally known as the OzO3-Clean laundry systems. These systems consist of 1) an ozone generator, 2) oxygen concentrators, 3) pumps, filters, and piping systems used to transport ozone and ozonated water within the laundry facility, and 4) Programmable Logic Controller (PLC) computer systems that control the functions of the ozone system. Additionally, the Company has installed ozone safety monitoring devices and ozone destruct systems to assure the ambient ozone in the environment is below OSHA safety levels. These ozone-based textile washing systems dissolve soils on contact and require shorter wash cycles. Cost savings include reducing hot water requirements and energy costs, eliminating chlorine, reducing labor costs, reducing other chemical usage, and extending the life of most fabrics.

   The Company has also marketed a non-ozone based sorting and counting technology known as the VAC Soil Counting System. This system is an automated and computerized means of sorting and counting incoming soiled textiles. The VAC system sorts, counts and conveys soiled textiles through the use of vacuums, a series of tubes, a computer terminal, infrared sensors and holding bins. The system is designed to count the number of pieces of each type of laundry by customer, and provide the appropriate billing codes to the accounting department in order to maintain inventory control, work scheduling records, and billing requirements. The speed and accuracy of the vacuum system as opposed to manual counting and sorting improves overall work flow in the commercial laundry and provides a cleaner environment for processing soiled linen. It improves count accuracy, controls inventory, reduces labor costs and improves production. This product is also the subject of ongoing licensing negotiations.

   The price of installing an Eco-Wash system can vary from $30,000 to $300,000 depending on laundry volume required by the operator; the average cost for a VAC Soil Counting Station installation is $22,000 per station, depending again on size and layout of the facility. During fiscal 1999, the Company installed 5 VAC Soil Counting Stations and no Eco-Wash Systems. During fiscal 2000, the Company installed 2 VAC Soil Counting Stations and one Eco-Wash Systems for the Navy. The Company recorded $201,147 in sales for Cyclopss Laundry Systems, Inc. for year end February 29, 2000.

   The Company believes the products developed and marketed by this subsidiary will enjoy increased market potential in coming years due to:

* Competitive laundry markets' need for cost reduction and increased productivity; * Further environmental restrictions placed on discharge water quality; * Increased emphasis on sanitation and disinfection in the laundry industry; * Increased concern regarding environmental issues associated with the laundry industry; and * Formation of strategic licensing and marketing arrangements with known industry vendors.

   Currently, the Company is marketing its laundry systems in the U.S. market through the internal efforts of Management. However, the Company is exploring the possibility of establishing distributorship relationships with a large manufacturer on a regional basis beginning with those contracts awarded to the Company by the Navy. To date, limited distributorship has been established in South America. The Company has installed 16 ozone washing systems in major commercial laundries and 49 VAC Counting Systems throughout North America.


Cyclopss Medical Systems, Inc.

   The Company has developed technologies and products it believes may be effective alternatives to current methods of sterilizing medical instruments and devices. This subsidiary offers two product lines: Ster-O-Zone and Sterox. Ster-O-Zone is an ozone gas sterilizer and Sterox is a patented liquid sterilant/disinfectant.

   The Company spent six years researching, developing and constructing pre-production prototypes of the Ster-O-Zone unit. Research and development was suspended in fiscal 1998 due to budget constraints. The Company, on January 6, 1995, submitted a 510(k) Premarket Notification application to the Food & Drug Administration ("FDA"). The FDA has since accepted the application for review and has begun the customary process of requesting additional information for evaluation. On November 1999, the Company entered into a technology licensing agreement with Consolidated Stills and Sterilizers of Boston, MA. The agreement licenses the ozone medical instrument sterilization technology developed and patented by the Company for use in Ster-O-Zone 100. The terms included an initial licensing fee of $100,000 and ongoing royalties of 3% of gross revenues, once Consolidated Stills and Sterilizers has completed development and are generating revenue. Consolidated Stills and Sterilizer is a well-known and respected developer, manufacturer and distributor of medical sterilizers for over 50 years, with a sales and distribution organization that encompass North America and over 60 countries worldwide. Consolidated Stills and Sterilizers also contracted with the Company for $38,500 to produce an eight cubic foot prototype ozone sterilizer using Consolidated Stills and Sterilizers' standard model sterilization vessel. This prototype serves as an initial test bench for development and validation of Consolidated Stills and Sterilizers' new product application to FDA.

   The Company recorded $100,000 in deferred revenue and $38,500 in sales for Cyclopss Medical Systems, Inc. for year end February 29, 2000, for the licensing and contract prototype sale to Consolidated Stills and Sterilizers. Revenues from the license fee are to be recognized in conjunction with this first $100,000 of royalty revenues based upon royalty reports.

   The Company was awarded a patent on Sterox and anticipates further development and testing on this product in fiscal 2001. The Company is also considering the possibility of co-venturing the market development of Sterox with a strategic partner. .
   The Company believes that certain conditions exist which create an opportunity for new alternatives to current sterilization methods:

* Increased public and professional concern regarding the transmission of infectious diseases; * Increased utilization of endoscopic instruments for minimally invasive surgical procedures; * Competitive situation in the health care industry will require increased cost containment and productivity;
* Increased decentralization of the delivery of patient care, including many procedures being performed in non-hospital facilities that do not have ready access to central sterilization services; and

* Greater environmental concern regarding the handling and disposal of toxic waste.


Cyclopss Biochemical Corporation

   In 1994, the Company acquired Chem BioChem Research, ("CBC") a specialty chemical company. This wholly-owned subsidiary has developed approximately 350 products for sale to commercial and research institutions and offers contract research and development services.

     CBC has concluded several development products that have been tied to ongoing supply of the agents to the initiating parties. Pyrogonn, a limited liability corporation, was established during fiscal 1998 to commercialize a new high-performance aerospace polymer system which was co- developed with Foster-Miller Inc. It is hoped that this resin system will replace the industry standard, PMR-15, which is difficult to process and contains a carcinogenic chemical. Potential applications include jet engine parts, as well as aircraft and spacecraft structural components. Foster Miller continues to pursue funding from various grant opportunities to finance research and development in this important area.

   The Biochemical division continues to market specialized chemicals and research and development services to scientists and chemical companies around the world. Catalog sales to retail distributors and individual researchers continues to be a vital element of our business. The Company recorded $378,861 in sales for Cyclopss Biochemical Corporation for year end February 29, 2000.

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

   Ozone research is conducted on products provided by customers or acquired by Cyclopss that represent our market focus - consumer products and commercial food and laundry systems. For certain projects, the Company has signed non-disclosure agreements with customers that prevent the Company from revealing their name, location, and, in some cases, their product. Certain customers contract with the Company for research and development projects that are more extensive in the quantity of tests or require special process simulation not already existing in the laboratories. In determining the efficacy of ozone, control samples are used to monitor the effect of ozone with respect to the current technologies, if any. Once the efficacy has been demonstrated and the ozone delivery process is optimized through the Company's research, the customer is presented with the research results and a proposal for a pilot project to be implemented in their facility, and operated by their employees.

   Technical accomplishments for year end February 29, 2000 contributed directly
to  $276,909  of  the  total  revenue   reported  for  the  Company.   Technical
accomplishments this past year in research and development areas include:

   Design and development of a consumer Toothbrush and Sponge Sanitizers for Otres, Inc.: These two products are nearing production. Cyclopss redesigned and optimized the ozone generator and conducted the microbiological research to verify that these appliances can destroy the appropriate bacteria that would likely be found on toothbrushes or sponges. The testing was performed with the presence of Crest(R) toothpaste or Dawn(R) dishwashing detergent. In addition, materials testing was performed on the Sanitizer's materials of construction and Crest toothbrushes and 3M Scotch-Brite(R) sponges.

   Design and development of an ozone disinfection system for a medical instrument for an international manufacturer: Cyclopss designed a UV ozone system that provided >99% destruction of a broad spectrum of bloodborne pathogens. A prototype system was delivered to the customer for integration into a new product that will be available in late 2000. As part of the development contract, Cyclopss will be solicited to build production units of the ozone subsystem.

   Design and development of a prototype 8 cubic foot medical sterilizer for Consolidated Stills and Sterilizers: As a part of a licensing agreement with
Consolidated Stills and Sterilizers, Cyclopss designed and built a prototype ozone sterilizer on the customer's 8 cubic foot steam sterilizer. The design is based on earlier Ster-O3-Zone(TM) technology and patents. Microbiological testing showed the system was effective in complete destruction of the medical biological indicator, Bacillus subtilis, in 3-hour sterilization cycles. Consolidated Stills and Sterilizers will use the prototype to develop a commercial product for which Cyclopss will receive royalties.

   Design and development of a prototype HVAC duct disinfection system for Zynko, Technology & Marketing, Inc.: In response to a Brazilian customer need, Cyclopss developed an ozone system to destroy airborne and surface bacteria and fungi inside Heating, Ventilation, and Air Conditioning (HVAC) ducts.
Microbiological studies indicated that airborne bacteria were reduced by >99% and airborne fungi by 20% in air flow at 8 m/sec. The same microorganisms on the duct wall were reduced by >99.99% in a one hour period. We expect to install a system in an apartment building in Brazil sometime in 2000.

   Design and development of an Eco Wash Industrial Wipe Rag laundry system for the US Navy: Cyclopss developed an ozone laundry system to retrofit two existing washer/extractors at the Navy Public Works Center in San Diego. The system was based on our successful Eco Wash design and experience in commercial applications. Acceptance tests were conducted by the Naval Facilities Engineering Service Center and proved that rags cleaned using the ozone process were significantly cleaner as measured by absorbency. The petroleum smell was nearly eliminated and the rags had a softer feel. The ozone process also produced 71% less water pollution (COD) and 27% lower operating costs. These savings result from the elimination of the need for hot water, reductions in water use, shorter cycle times, and less laundry chemicals. Following the successful demonstration, Cyclopss designed a US Navy Industrial Wipe Rag/Eco Wash Laundry that includes a 125-lb washer/extractor, a 175-lb dryer and an Eco-Wash 60 ozone system. The US Navy has approximately 40 sites that are potential customers for the Eco Wash System.

   Biochemical's research and development falls into three categories: established product improvement; new product development; and contract research and development. The Company's staff routinely attempts to develop improvements in synthesis procedures of established products. New biochemical products appear nearly every day in the scientific community. The Company's goal is to recognize those with the highest commercial potential and to develop economically viable syntheses for these materials. Contract research and development is a major focus of the Biochemical Corporation. These efforts include the design and implementation of synthesis strategies, revision and development of customer processes, and scale-up of reaction sequences.

   Cyclopss' research and development organization consists of a microbiologist, two organic chemists, and one electrical engineer under the direction of the Vice President of Research and Development. Two of the staff earned their Ph.D. in physics, and one in Chemistry. The Company incurred $131,050 in research and development expenses during the fiscal year ended February 29, 2000 compared to $289,147 during the fiscal year ended February 28, 1999. The reduction of research and development expenses was due to the redirection of the Company's efforts to find strategic partners willing to fund the majority of the Company's research and development efforts and license the developed application under royalty arrangements.


Manufacturing

   The Company's technologies become products through the proprietary system integration and assembly of a variety of component parts. The Company currently assembles and tests each of its products in-house or at the time of assembly in the field. In certain instances, the Company relies on outside vendors for various parts and subassemblies and does not intend to be a basic manufacturer. The Company provided its documentation to a large contract manufacturer for manufacturing purposes should the demand out pace the Company's ability to assemble in house. In addition, the Company is looking at technology partnerships as the one with Proctor & Gamble and Otres, to handle all the manufacturing that would allow the Company to receive royalties from the sale of consumer products that are manufactured elsewhere.

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

   The Company's specialty consumer products for sterilization of tooth brushes and kitchen sponges, are unique products with limited markets and fragmented competition.

   Also, the Company's laundry products are in competition with several small producers of ozone washing systems. These competitors include International EcoSciences, Guestcare, and Envirozone. The Company believes that each of these competitors are also small, early stage enterprises. The Company believes that its research and development activities over the past nine years as well as its newly adopted business model will gain it a competitive advantage in those markets targeted.

   The Company's specialty chemicals are unique products with limited markets and fragmented competition, as well.

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

   Patent Applications. To date, the Company has filed fifteen patent applications with the United States Patent and Trademark Office. As of May 15, 2000, eleven of these patents have been granted, three of the patents are still pending and one of the submissions has been denied by the Patent Office and the Company has determined not to resubmit such application. The patent submissions relate to various component parts or technologies used in the Company's sterilization, laundry products, food processing, consumer products, and chemical compounds.

   The eleven patents granted and grant dates are identified as shown in the following list:

                      Title                                     Grant Date
                    ---------                                  ------------

       1. Method for Producing Ethynylated Aromatic Compounds...05-12-1987
       2. Laundry Transfer and Counting Apparatus...............07-18-1989
       3. Ozone Generator.......................................09-08-1992
       4. Ozone Sterilization System Secondary Safety Chamber...11-30-1993

                      Title                                    Grant Date
                    ---------                                 ------------

       5. Limited Restriction Quick Disconnect Valve...........01-25-1994
       6. Ozone Sterilization System Spent Agent Destruct......08-02-1994
       7. Ozone Sterilization Vapor Humidification Component...09-06-1994
       8. Fluid Chemical Biocide...............................04-04-1995
       9. Laundry Ozone Injection System.......................05-06-1997
      10. Cold Water Ozone Disinfection........................11-30-1997
      11. Cold Water Wash Formula..............................12-28-1999

      Foreign patent proceedings, where applicable, have been initiated for patents that have been granted in the United States.

      The currently pending patent applications are identified and dated as shown in the following list:

                     Title                                 Application Date
                  ------------                         ------------------------

       1. Porous Material Disinfection Method.................01-14-2000
       2. Method for optimizing ozone production in a corona
           discharge ozone generator .........................01-14-2000
       3. Cold water disinfection of foods....................10-18-1999


   Trademarks.  The Company  has filed  trademark  applications  with the United
States Patent and Trademark Office for the trademarks "STER-03-ZONE(TM)", "Eco-Pure(TM)", "VAC Soil Counting System(TM)", Eco-Wash(TM)". All of these applications have been allowed but the trademarks have not yet been issued. Other trademark applications such as "Retr-O-Zone(TM)", "Sterox(TM)", "Ozo-clean(TM)" and "Zono-chem(TM)" have been abandoned or rejected. Additional trademark applications have been made for the "Ozone For The EarthTM", "Eco-Pure(TM)" and ozone symbol for its marketing programs.

   All of the Company's intellectual properties as outlined above, were used as collateral in the issuance of the Secured Convertible Loan financing the Company received from Procter & Gamble in February, 2000. There is additional information regarding the terms of this transaction under Liquidity and Capital Resources.


Employees

   The Company and its subsidiaries employed eight full-time employees as of May 15, 2000. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. Properties

   The Company is currently attempting to sublease the bulk of approximately 9,150 square feet of office and research laboratory space at 3646 West 2100 South, Salt Lake City, Utah 84120. The lease expires December 31, 2000 and requires monthly lease payments of $5,546. The Company has two, one year options to renew the lease with a five percent (5%) rent increase, which it does not intend to renew. Under the new business model, the Company's facilities exceed current needs of the Salt Lake City administrative office. In the event that the Company's business operations expand in the future, it anticipates that it will be able to find suitable additional facilities at competitive rates.

   In addition to the Salt Lake location, the research and development section of the Company, under the direction of Durand Smith, currently leases approximately 2,000 square feet of space in Albuquerque, New Mexico. The lease expires February 2001 and has two, one year options to renew the lease with a five percent (5%) rent increase. It requires monthly lease payment of $1,270.


ITEM 3.  LEGAL PROCEEDINGS

       Mifal Klita, et al. During the period from May through August 1996, the Company sold its Series "B" preferred stock in a private placement offering to certain investors pursuant to the provisions of Securities and Exchange Commission Regulation S. One of these investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of Series "B" preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, in September 1999, entitled Mifal Klita to the conversion of his Series "B" preferred shares into unrestricted common stock of the Company plus shares for legal fees and other provisions stated in the original agreement. These additional costs of $853,000 were recorded as legal settlement expense in the fiscal 2000 consolidated statement of operation. Another investor, Leitinger Corporation, a Series "B" preferred stockholder, negotiated a final cash settlement of $250,000 in January 2000. The Company paid this obligation subsequent to fiscal year end on April 17, 2000.

       The Company is not aware of any other legal actions. Management believes, based on advice of legal counsel, if any claims arise in the normal course of business, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders

                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

Market for Common Stock

      The Company's common stock is currently listed on the OTC Bulletin Board under the symbol "OZON". There is limited trading activity in the Company's common stock and the quotations set forth below reflect such limited activity. There can be no assurance that quotations will not fluctuate greatly in the future in the event trading activity increases or decreases. The information contained in the following table was obtained from the Bulletin Board Stock Market and from various broker-dealers and shows the range of representative trading prices for the Company's common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark up, mark down or commission, and do not necessarily represent actual transactions:

                     Year Ended             Year Ended             Through
                  February 28, 1999     February 29, 2000       May 15, 2000

                   High        Low         High     Low        High    Low
                 --------------------------------------------------------------
First Quarter    $ 2.56      $ 1.63       $0.38    $0.09      $ 1.45   $ 0.42
Second Quarter     1.91        0.41        0.34     0.16
Third Quarter      0.47        0.06        0.22     0.06
Fourth Quarter     0.33        0.08        0.73     0.06


Holders

      The number of record holders of the Company's common stock as of May 15, 2000 was 397. The Company believes the actual number of beneficial shareholders exceeds 1,500. There are numerous shareholders that hold the Company's common stock in the "street name" of their various stock brokerage houses.


Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company has paid dividends in the form of stocks to convertible debt and preferred stock holders. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

      Cyclopss Corporation is primarily engaged in ozone application technologies and processes. One of the Company's product lines offers alternatives to food safety, particularly microbial reductions on meat, poultry, fruits and vegetables. Additional products offered by the Company enable manufacturers to eliminate microbial build up in and on plant equipment, while other ozone- related products marketed by the Company to commercial and institutional laundry markets enable users to reduce costs associated with labor, water, energy, chemicals, and wastewater disposal.

      The non-ozone based products offered by the Company include more than 350 specialty chemicals and compounds.

      The Company operated under a non binding investigational Letter of Intent with The Procter & Gamble Company of Cincinnati, Ohio, ("P&G") executed on June 3, 1999. The content and context of that document considered and was the result of a technical due diligence initiated by P&G in late December 1998. The relationship was not disclosed prior to January 2000, due to stringent confidentiality requirements.

      Under the confidentiality of this relationship and while investigating the technologies and products of the Company, P&G was subsequently introduced to the proprietary products being developed under contract development by the Company for its client Otres. Initial interest was expressed by P&G prompting Otres and the Company to enter into an additional contract that called for Cyclopss' Management to administer the relationship between the parties. The result effected co- marketing agreements for Otres with both the Crest and Dawn divisions of P&G. The contract also provides for an on-going royalty payment to Cyclopss on gross sales of developed appliances, and a First Right of Refusal for Cyclopss to contract all future product development under the same royalty arrangement. This working model prompted the business model as adopted and discussed in the Plan of Operations below.

      The severe financial condition of the Company was disclosed to P&G during the last week of November 1999. P&G responded immediately and after conferring with the Company's Management negotiated and subsequently entered into a new Letter of Intent on December 10, 1999. The agreement allows for two separate financings by P&G to the Company. The first, an Unsecured Promissory Note for $250,000, was executed and funded in concert with the signing of the new Letter of Intent in order to relieve the immediate and critical cash requirements of the Company. The second contemplated financing is a Convertible Secured Loan for $750,000 which will provide long-term working capital for the Company. Should the Company successfully meet the pre-loan conditions of this transaction, and P&G elects to move forward in its execution, it is currently scheduled to be concluded in the second quarter of fiscal 2001. The loan accrues interest at 8% and is secured by a first security interest in all of the Company's Intellectual Properties and will be due and payable in full on the one year anniversary date of its execution. The loan agreement grants a conversion right to P&G allowing for the conversion of all or any part of the outstanding loan, including all or any part of interest due into shares in the Company's common shares of stock at anytime during the term of the loan, and at the sole discretion of P&G. The Company contemplates engaging in several diverse development and testing contracts within various departments of P&G. .
      In addition, under the terms of the agreement, P&G will be granted an Exclusive First Right of Refusal for the Licensing of all the current and future technologies of the Company.

      The following discussion and analysis should be read in conjunction with the financial statements and notes attached hereto. Included in the Company's consolidated financial statements are the Company's recurring losses from operations and periodic cash flow difficulties which raise substantial doubt about its ability to continue as a going concern.


Results of Operations

      The Company's sales during fiscal 2000, which ended on February 29, 2000, were $751,542 compared to $832,168 for the year ended February 28, 1999, a decrease of $80,626, (10%). Four of the Company's wholly owned subsidiaries contributed to the Company's gross revenues, Cyclopss Laundry Systems, Inc.
(CLS),  Eco-Pure Food Safety Systems, Inc. (EFS), Cyclopss Medical Systems, Inc.
(CMS) and Cyclopss Biochemical Corporation (CBC). CLS's revenues were $201,147 for the year ended February 29, 2000, and $194,145 for the year ended February 28, 1999, an increase of $7,002 (4%). CBC's revenues were $378,861 for the year ended February 29, 2000, and $289,597 for the year ended February 28, 1999, an increase of $89,264 (31%) due to the efforts of its new managing director, who took over the operations in late fiscal 1999. EFS reported revenue of $133,034 for the year ended February 29, 2000, and $348,426 for the year ended February 28, 1999, a decrease of $215,392 (62%), mainly due to a lack of sales and marketing efforts in this area. CMS reported revenue of $38,500 for the year ended February 29, 2000, for research and development of a prototype that was built for Consolidated Stills and Sterilizer, as described previously in the general business description. Cost of sales declined to $433,598 for fiscal 2000 from the previous year of $615,549, a reduction of $181,951 (30%), mainly due to a reduction of service personnel and an overall effort to reduce costs.

      Research and development expenses decreased to $131,050 for fiscal 2000 from $289,147 for the previous year, a reduction of $158,097 (55%). This decrease is due to the Company's efforts to reduce research expenses and obtain strategic partners that are willing to fund research related costs. The Company believes it is necessary to increase research and development efforts for fiscal 2001, whether on a contract basis or from its own resources as available, in order to complete the development of food processing and consumer products.

     Selling and marketing expenses decreased to $107,458 for fiscal 2000 from $145,162 for the previous year, a reduction of $37,704 (26%). The Company took steps to eliminate marketing staff and eliminated all advertising in order to help conserve cash. Management believes that it is critical to periodically support and supplement its sales efforts through advertising, public relations and trade-show participation when sufficient funds are available.

      General and administrative expenses decreased to $871,148 for fiscal 2000 compared with $1,781,747 for the previous year, a reduction of over 50%. During the year, the Company instituted measures to control these costs by reducing employees, legal, promotional and investor relation activities. Management will continue to review and control these costs, but believes general and administrative expenses in fiscal 2001 will increase due to management and human resource requirements for the Company, assuming sales and other commercial activities increase.

      During fiscal 2000, the Company recorded $1,156,000 in litigation settlement expense. During the period from May through August 1996, the Company sold its Series "B" preferred stock in a private placement offering to certain investors pursuant to the provisions of Securities and Exchange Commission Regulation S. One of these investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of Series "B" preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, on September of 1999, entitled Mifal Klita to the conversion of his Series "B" preferred shares into unrestricted common stock of the Company plus shares for legal fees and other provisions stated in the original agreement and 627,520 options exercisable into common stock at $.085 per share one year from the settlement date. The additional costs of $906,000 were recorded as legal settlement expense in the fiscal 2000 statement of operations. The unrestricted common shares will be disbursed monthly over a two year period. Another investor, Leitinger Corporation of Series "B" preferred stock negotiated a final cash settlement of $250,000 in January 2000. The Company paid this obligation subsequent to year end, on April 17, 2000.

      During fiscal year end 1999, after periodically evaluating the recoverability of tangible and intangible assets, the Company recorded expense of $447,424 related to impairment of its intangible assets. The circumstances giving rise to the impairment include, but are not limited to, declines in sales and volume, de-listing from the NASDAQ Small-Cap Market, reorganization of the Company personnel, and issues concerning the recoverability of the intangible assets associated with areas of the Company's business that were being de-emphasized.

      Interest expense increased to $5,875 for fiscal 2000 compared with $3,863 for fiscal 1999. The Company anticipates a higher interest expense in fiscal 2001, due to the interest-bearing loan from P&G.

     The Company suffered a net loss applicable to common stockholders for fiscal 2000 of $2,194,760, or $.11 cents per share. The loss incurred for the previous fiscal year was $3,232,857, or $.19 per share. The decrease in the net loss is attributable to a significant decrease of costs and expenses offset by legal settlement expense. The decrease in the net loss per common share primarily resulted from the increase of 7,626,584 shares of common stock issued in fiscal 2000. The Company anticipates that it will operate at a loss for the year ending February 28, 2001. However, if revenues of CLS, EFS and CBC increase, it is anticipated that losses will begin to diminish.

     The Company believes that all four of its subsidiaries, namely Eco-Pure Food Safety Systems, Inc., Cyclopss Laundry Systems, Inc., Cyclopss Medical Systems, Inc. and Cyclopss Biochemical, Inc. will be contributors to the Company's future revenue stream.


Impact of Recent Accounting Pronouncement

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. All registrants are expected to apply the accounting and disclosure described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, a change, if any, in its revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principle in the quarter ended August 31, 2000. The impact of SAB 101 is not expected to have a material impact on the Company's revenue recognition policy.


Liquidity and Capital Resources

      As of the date of this filing, the Company has sustained significant net losses which have resulted in an accumulated deficit at February 29, 2000, of $19,092,645 and has experienced periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

      The net loss for the year ended February 29, 2000 was $2,194,760. In the past the Company has been able to receive funding necessary for its operations through the issuances of common and preferred stock. The Company anticipates a net loss for the year ended February 28, 2001, and with a cash balance of $107,565 at February 29, 2000 and expected cash requirements for the coming year, even considering the loan agreement of $1,000,000 with P&G, there is substantial doubt as to the Company's ability to continue operations.

      The Company is attempting to improve these conditions by way of financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and product sales. Management believes that appropriate funding will be generated and future product sales will result from these opportunities and that the Company will continue operations over the next fiscal year; however, no assurances can be given that sales will be generated or that additional necessary funding will be raised. The Company will receive royalties from the sale of the toothbrush and kitchen sponge Sanitizers, which were developed by Otres in collaboration with the Company and are the subject of a co-marketing agreement with the Crest and Dawn divisions of P&G. Otres is in the final phase of manufacturing process development.

      The severe financial condition of the Company was disclosed to P&G during the last week of November 1999. P&G responded immediately and after conferring with the Company's Management negotiated and subsequently entered into a new Letter of Intent on December 10, 1999. The agreement allows for two separate financings by P&G to the Company. The first, an Unsecured Promissory Note for $250,000, was executed and funded in concert with the signing of the new Letter of Intent in order to relieve the immediate and critical cash requirements of the Company. The second contemplated financing is a Convertible Secured Loan for $750,000 which will provide long-term working capital for the Company. Should the Company successfully meet the pre-loan conditions of this transaction, and P&G elects to move forward in its execution, it is currently scheduled to be concluded in the second quarter of fiscal 2001. The loan is secured by a first security interest in all of the Company's Intellectual Properties and will be due and payable in full on the one year anniversary date of its execution. The Company contemplates engaging in several diverse development and testing contracts within various departments of P&G. The agreement grants a conversion right to P&G allowing for the conversion of all or any part of the outstanding loan, including all or any part of interest due into shares in the Company's common shares of stock at anytime during the term of the loan, and at the sole discretion of P&G. However, no assurances can be given that sales will be generated or that funding will be raised. Should the Company be unsuccessful in achieving the increased level of revenues and gross profits required to pay its operating expenses or in acquiring additional equity financing to pay the shortfall, the Company will seek direction from the Board of Directors as to what action must be taken.

      Shares issued and outstanding for February 29, 2000 were 25,226,066, compared to 17,599,482 for the prior year. Common shares increased partly due to additional financing that occurred in fiscal 2000, for a total of 4,026,857 new common shares. Approximately $443,000 was raised from the issuance of common stock in fiscal years 1999 and 2000. An additional 3,201,197 common shares were issued in connection with the conversion of Series "B" preferred stock, as described above.

      Cash used in operating activities was $371,917 for the year ended February 29, 2000 compared with $2,105,085 for the year ended February 28, 1999, a decrease of $1,733,168 (82%). The Company experienced significant general and administrative expenses in the first half of fiscal 1999, due to an increase in management and marketing costs. The use of the Company's cash reserves were decreased during the fiscal 2000 as a result of more conservative expenditures during this period.

      Cash expenditures for property and equipment and patents were $34,356 for the year ended February 29, 2000 compared with $126,021 for the year ended February 28, 1999. This significant decrease was the result of more conservative expenditures during this period also.

      Total assets decreased to $466,984 for the year ended February 29, 2000 from $593,607 for the year ended February 28, 1999, a decrease of $126,623 (21%), primarily due to decreases in inventory and the depreciation and amortization of patents.

      Total current liabilities increased to $1,060,173 at February 29, 2000 from $397,678 at February 28, 1999, an increase of $662,495 (167%), due to an increase in accrued liabilities, from $149,033 in prior year to $449,440 for February 29, 2000. The accrued liabilities include $250,000 in litigation settlement fees the Company incurred in connection with Series "B" stockholders, as described previously.

      Net cash provided by financing activities was $477,820 for fiscal 2000. This amount compares to $1,693,963 for fiscal 1999. The Company's financing transactions for the year ended February 29, 2000 are further described here.

      During the period of September 28, 1998 to April 15, 1999 the Company authorized and offered its Series "C" preferred shares to accredited investors in an offering made pursuant to Regulation S of the Securities Exchange Act, and a Board Resolution on September 10, 1998. Series "C" preferred shares are convertible to common shares at $.10 (ten cents) per share. By the end of the offering, seven subscribers purchased such shares in this offering for a total of $362,825 that were accepted under the subscription plan. $206,000 of this total was recorded in fiscal 1999, and the balance of $156,825 of the total was recorded in fiscal 2000.

      The Company operated in a state of insolvency for the bulk of the year. During an emergency board meeting on November 16, 1999, it was determined that the company would need to locate capital immediately. The financing would fund minimal operations and allow time to investigate what actions needed to be taken and what, if any, alternatives where available to cure the risks associated with its precarious financial condition. Two independent members of the board agreed to fund a small private offering for that purpose. Relying on that commitment the Company moved forward with its plans to review its survival options. At the subsequent emergency board meeting on December 6, 1999 the board approved the issuance of 1,142,857 shares of restricted common stock to Steve Sarich and Michael Lakis for a total of $80,000. Subsequent to that board meeting, the severe financial condition of the Company was disclosed to P&G. P&G entered into the Letter of Intent on December 10, 1999, as described priviouly in this section. Concurrent with the execution of the Letter of Intent by both parties $85,000 was advanced by P&G to the Company. The combination of these two financing events allowed the Company and P&G the time to enter into negotiations, without taking defensive legal actions, that culminated in the $1,000,000 financing as described priviously.


Year 2000 or Y2K Issue

      In prior years, the Company disclosed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


Plan of Operation

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

      Under the Company's new plan of operations it will no longer attempt to act as a manufacturer or marketer of its technologies but will instead act as a technology provider. Its efforts will be directed toward the creation of technology bridges for companies providing products and services. The Company will utilize its technology products to produce new complete processes. These ventures will include suppliers of equipment and appliances and suppliers of disposable or consumable products modified to utilize the Company's proprietary technologies under licensing and royalty agreements. The end result will create interlocking process systems that will be both effective and economic. Additionally the process systems will be sold and serviced by vendors and suppliers already accepted by the target markets. This model provides the manufacturers with technology and new product offerings and provides the Company with royalty revenue and commercialization of its technologies through already existing manufacturing, sales and service infrastructures.

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

     This business model is illustrated by the current business relationship between the Company, P&G and Otres, Inc. Cyclopss had established a working relationship with P&G early in 1999. In May of 1999, the Company was approached by the principals of Otres to assist in the development and validation of a toothbrush sanitizer and a kitchen sponge sanitizer utilizing ozone. The management of the Company determined the products could be of great interest to P&G and, after having appropriate confidentiality documents executed, Otres agreed to allow the Company to introduce the product concepts to P&G. P&G determined they had products that would lend themselves to a co-marketing relationship with the Otres appliances as long as the product development was responsibly executed and the technology application proved safe and effective. Both Otres and P&G engaged the Company for these activities. This resulted in the Company receiving revenues of approximately $98,000 from both venture partners for the development and testing of the appliances. The Company manages the relationship with P&G for Otres under contract, and contributed to the execution of co-marketing agreements between Otres and CREST(R) for the toothbrush sanitizer, and Otres and DAWN(R) for dish washing soap that were announced at the International Home Appliance Show in Chicago on January 16, 2000. The Company negotiated to receive an ongoing royalty of 3% from the sale of these appliances, which provides the potential for significant future revenues with minimal related costs.

      The Company also executed a License and Royalty Agreement with Consolidated Sills and Sterilizers of Boston, Mass. in support of the new business model. The agreement not only called for an up-front license fee and ongoing royalty, but also included revenues from the production of a prototype for Consolidated Stills and Sterilizers and consulting fees for work done going forward on the project.

      To better provide the human resources required under this business model the Company moved its Research and Development activities to New Mexico in February 2000. The Company arranged the assistance available to them from the New Mexico Department of Economic Development for the relocation. This enhances and supports the Company's emergence as a respected technology purveyor. The Company maintains a limited administrative staff in its current offices in Salt Lake City, Utah, as well as the Biochem division.

      This plan, if successfully executed, provides ongoing operating revenues derived from contract development, with the potential of significant license and royalty revenues generated by the success of its partners in commercializing the processes.

      The Company anticipates its revenues as well as the source of those revenues to change significantly through establishment of these types of relationships. However, there can be no assurance that the financing as completed with Procter & Gamble will be sufficient to offset cash demands, nor can there be any assurance that any of the Company's products will be accepted in such numbers as to make the royalty revenues significant enough to cover the cost of operation.

      The Company has demonstrated the Eco Wash system for the US Navy in San Diego at the Public Works Center ("PWC"). The system was able to launder industrial wipe rags, achieving higher absorbency than produced with convention laundry formulas. This result was achieved while reducing hot water costs by 100%, water consumption by 51%, sewer costs by 100%, chemical costs by 77%, labor by 29%, and electricity cost by 11%. These savings resulted in an estimated payback period to the US Navy of 10.7 months. From the successful demonstration, the Naval Facilities Engineering Service Center is recommending that the other PWC sites convert their operations to the Eco Wash system (potentially a total of 50 systems). Since this demonstration, several new sites have been visited. Each site will average two Eco Wash 60 Laundry Systems, including a washer and dryer, at approximately $75,000 each. At this time there are no additional Eco Wash systems under contract and there are no assurances that additional contracts are forthcoming.

      In late 1997, the electrical Power Research Institute (EPRI) declared ozone as Generally Regarded as Safe (GRAS) allowing food processors to use ozone in the processing of certain food items. Quoting from a September 2, 1999 ozone industry solicitation on behalf of EPRI: "Recently, FDA discovered a troublesome ruling in their 1982 bottled water regulation that accorded GRAS status to ozone use in bottled water. The 1982 bottled water ruling was issued inappropriately under 184.1(b) (2), which indicated that all other food uses require regulation. Therefore, although FDA has elected not to challenge the EPRI Expert Panel declaration, the FDA cannot officially sanction GRAS status for the use of ozone in food processing because of the prior 184.1(b) (2) ruling. To help resolve this dilemma, EPRI is preparing to petition the FDA for approval of ozone under the food additive regulations. In view of the significant food safety protection provided by the use of ozone, FDA has agreed to receive this petition under the new Expedited Review rules, which appears to be the best way to resolve the regulatory problem. This discovery and its resolution can adversely affect future sales and contracts for Eco Pure and others in the ozone industry.

      The Company has been aggressively seeking customers and strategic partners who are sufficiently convinced of the potential to pro-actively participate in necessary research and development costs. These customers and strategic partners not only may provide revenues from possible research and development contracts but also follow-on royalty revenues from the purchase of systems and processes.

      The Company has provided major agricultural producers with prototype ECO-PURE test systems that have been installed in wet produce processing plants, long-term produce storage facilities, short term banana and tomato ripening rooms, and for use in treatment of herbal remedies and dietary supplements.

      The Company  continues  to pursue  strategic  partners  who are willing to advance resources and expenses in contract research and development relationships that not only provide revenues and working capital for the Company but, if successful, create on going royalty revenues.

      Even with sufficient funds available, the ongoing challenge facing the Company is that of educating potential partners, government, industry and the end consumer about the benefits of ozone. Ozone is a naturally-occurring phenomenon that is usually associated with photochemical smog or an eroding level of protection in our atmosphere. It is the Company's intent to provide this education and show the beneficial side of ozone- decontamination. For industry, ozone is a cost competitive and environmentally-friendly answer to microbial contaminates. For the consumer, ozone kills harmful microorganisms quickly and leaves behind no chemical residue.

      The Biochem products will continue to be driven by customer requests and increased sales will be derived from contract product development. Current sales activities will be evaluated and alternatives looked for to improve profit margins. Joint efforts will continue with Foster Miller, Inc., in order to create a market for Biochem's monomer to the aerospace industry.

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

                         Cyclo3pss Corporation

                   Consolidated Financial Statements

          Years ended February 29, 2000 and February 28, 1999




                                Contents


Report of Independent Auditors....................................... 31

Consolidated Financial Statements:

  Consolidated Balance Sheets ....................................... 32
  Consolidated Statements of Operations ............................. 34
  Consolidated Statements of Stockholders' Equity (Deficit) ......... 35
  Consolidated Statements of Cash Flows ............................. 37

Notes to Consolidated Financial Statements .......................... 38

                     Report of Independent Auditors

The Board of Directors and Stockholders
Cyclo3pss Corporation

We have audited the accompanying consolidated balance sheets of Cyclo3pss Corporation and subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyclo3pss Corporation and subsidiaries at February 29, 2000 and February 28, 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and periodic cash flow difficulties raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The consolidated financial statements for the year ended February 29, 2000 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                    /s/ Ernst & Young LLP

Salt Lake City, Utah
May 4, 2000

                         Cyclo3pss Corporation

                      Consolidated Balance Sheets


                                                  February 29   February 28

                                                     2000          1999
                                                 ------------- -------------
Assets
Current assets:
  Cash and cash equivalents                         $  107,565    $   36,018
  Accounts receivable, less allowance for doubtful      70,723        47,578
   accounts of $23,420 in 2000 and $17,000 in 1999,
   respectively
  Inventories                                           17,930        65,348
  Prepaid expenses                                       5,815        45,128
                                                 ------------- -------------
Total current assets                                   202,033       194,072

Property and equipment, net                            135,521       232,935

Other assets:
  Acquired patents, net                                 72,807       109,210
  Developed patents, net                                56,623        52,170
  Other                                                      -         5,220






                                                  ------------- -------------
                                                   $  466,984    $  593,607
                                                  ============= =============

                                                            February 29   February 28
                                                               2000          1999
                                                          ------------- -------------
Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                         $   256,955   $   239,140
  Accrued liabilities                                          449,440       149,033
  Note payable                                                 250,000            -
  Current portion of capital lease obligations                   3,778         9,505
  Deferred revenue                                             100,000            -
                                                           ------------- -------------
Total current liabilities                                    1,060,173       397,678

Long-term portion of capital lease obligations                    -            3,778
Commitments and contingencies Stockholders' equity
     (deficit):
  Preferred stock:
     Preferred stock issuable in series: par value $.01,
      4,500,000 authorized:
        Series "A" preferred stock; 35,638 shares
         authorized, issued and outstanding (liquidation
         preference of $71,276)                                    356          356
        Series "B" convertible preferred stock; 30,000
         shares authorized, 900 and 1,187 shares issued and
         outstanding in 2000 and 1999, respectively
         (liquidation preference of $1,478,914)                      9           12
        Series "C" convertible  preferred stock; 550 shares
          authorized, 75 and 206 shares issued and outstanding
           in 2000 and 1999, respectively (liquidation
            preference of $75,000)                                   1            2
    Class "A" preferred stock, par value $.01; 500,000
      shares authorized; none issued or outstanding                  -            -
  Common stock:
   Common stock, par value $.001; 55,000,000 shares
     authorized; 25,226,066 shares and 17,599,482 shares
     issued in 2000 and 1999, respectively                      25,225        17,599
   Additional paid-in capital                               19,028,410    17,860,958
   Accumulated deficit                                     (19,145,645)  (17,185,231)
   Less treasury stock, 264,000 common shares at cost         (501,545)     (501,545)
                                                          ------------------------------
Total stockholders' equity (equity)                           (593,189)      192,151
                                                          ------------------------------
                                                            $  466,984    $  593,607
                                                          ==============================

See accompanying notes to consolidated financial statements

                         Cyclo3pss Corporation

                 Consolidated Statements of Operations


                                                          Year ended

                                                  February 29    February 28
                                                      2000           1999
                                                 -------------- --------------



Revenues:
   Products sales                                $      614,196        832,168
   Services                                             137,346              -
Total revenues                                          751,542        832,168

Costs and expenses:
  Cost of products sold                                 367,828        615,549
   Cost of services                                      65,770              -
  Research and development                              131,050        289,147
  Selling and marketing                                 107,458        145,162
  General and administrative                            871,148      1,781,747
  Depreciation and amortization                         151,000        333,389
  Impairment of intangible assets                             -        447,424
                                                      1,694,254      3,612,418
                                                 -------------- --------------

Loss from operations                                   (942,712)    (2,780,250)

Interest income and other                                   298          7,066
Interest expense                                           (875)        (3,863)
Litigation settlement expense                        (1,156,000)             -
Other income                                            138,875              -

Net loss                                             (1,960,414)    (2,777,047)
Preferred stock dividends                              (234,346)      (455,810)
                                                 --------------- --------------
Net loss applicable to common stock                 $(2,194,760)   $(3,232,857)

Basic and diluted net loss per common share         $      (.11)       $  (.19)

Weighted average number of common shares - basic and
  diluted                                            19,572,862     17,457,109
                                                 ============== ==============

See accompanying notes to consolidated financial statements.

                               Cyclo3pss Corporation

             Consolidated Statements of Stockholders' Equity (Deficit)


                                                                    Series "B"           Series "C"
                                              Series "A"           Convertible          Convertible
                                           Preferred Stock       Preferred Stock      Preferred Stock
                                           Shares   Amounts     Shares     Amounts     Shares   Amounts
                                          ----------------------------------------------------------------
Balances at February 28, 1998              35,638       $356      1,932         $19         -     $ -
Issuances of common stock and warrants for
  cash                                        -          -          -            -          -       -
Exercise of stock options                     -          -          -            -          -       -
Revaluation of Class A Warrant                -          -          -            -          -       -
Issuance of Series "C" convertible preferred
  stock                                       -          -          -            -         206      2
Conversions of Series "B" preferred stock to
  common stock                                -          -        (745)         (7)         -       -
Conversions of Series "B" dividends to common
  stock                                       -          -          -            -          -       -
Net loss                                      -          -          -            -          -       -
Recognition of  paid-in-kind  stock dividends
 on Series "B" preferred stock (See Note 7)
                                              -          -          -            -          -       -
Balances at February 28, 1999              35,638        356      1,187          12        206      2
Issuance of common stock for cash             -          -          -            -          -       -
Issuance of common stock for services
                                              -          -          -            -          -       -
Exercise of stock options                     -          -          -            -          -       -
Issuance of Series "C" convertible preferred
  stock                                       -          -          -            -         157      2
Conversions of Series "B" preferred stock to
  common stock                                -          -        (287)         (3)         -       -
Conversions of Series "C" preferred stock to
  common stock                                -          -          -            -        (288)    (3)
Legal settlement with Series "B" preferred
  stockholders                                -          -          -            -          -       -
Net loss                                      -          -          -            -          -       -
Recognition of  paid-in-kind  stock dividends
  on Series "B" preferred stock (See Note 7)
                                              -          -          -            -          -       -
                                          ----------------------------------------------------------------
Balances at February 29, 2000              35,638       $356       900         $ 9         75     $ 1
                                          ================================================================

                            Additional                                           Treasury Stock
        Common Stock         Paid-in       Accumulated       Deferred               (Common)
    Shares      Amounts      Capital        Deficit         Compensation        Shares       Amounts        Total
--------------------------------------------------------------------------------------------------------------------
  15,145,868   $  15,146   $16,034,785     $(14,408,184)    $      -            264,000     $(501,545)  $ 1,140,577

   1,395,140       1,395     1,499,426           -                 -               -             -        1,500,821
      10,000          10        11,790           -                 -               -             -           11,800
        -            -         110,000           -                 -               -             -          110,000

        -            -         205,998           -                 -               -             -          206,000

     880,046         880          (873)          -                 -               -             -             -

     168,428         168          (168)          -                 -               -             -             -
        -            -            -          (2,777,047)           -               -             -       (2,777,047)


        -            -            -              -                 -               -             -             -
--------------------------------------------------------------------------------------------------------------------
  17,599,482       17,599   17,860,958      (17,185,231)           -            264,000      (501,545)      192,151
   1,142,857        1,143       78,857           -                 -               -             -           80,000

     391,530          391       31,358           -                 -               -             -           31,749
       4,000            4          496           -                 -               -             -              500

           -         -         156,823           -                 -               -             -          156,825

   3,204,197        3,204       (3,201)          -                 -               -             -             -

   2,884,000        2,884       (2,881)          -                 -               -             -             -

           -         -         906,000           -                 -               -             -         906,000
           -         -            -          (1,960,414)           -               -             -      (1,960,414)


           -         -            -              -                 -               -             -            -
--------------------------------------------------------------------------------------------------------------------
  25,226,066     $  25,225 $19,028,410     $(19,145,645)    $      -            264,000     $(501,545)  $ (593,189)
====================================================================================================================



See accompanying notes to consolidated financial statements.

                            Cyclo3pss Corporation
                    Consolidated Statements of Cash Flows


                                                         Year ended

                                                     February 29   February 28
                                                         2000          1999
                                                  -----------------------------
Cash flows from operating activities:
  Net loss                                          $(1,960,414)  $(2,777,047)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                        89,648       113,728
     Amortization                                        61,352       219,661
     Common stock issued for services                    31,749             -
     Legal settlement expense with Series "B"
      shareholder                                       906,000             -
     Loss on disposition of property and equipment       12,722             -
     Impairment on intangible assets                          -       447,424
     Revaluation of Class A Warrant                           -       110,000
     Changes in assets and liabilities:
      (Increase) decrease in accounts receivable        (23,145)       65,512
      Decrease in inventories                            47,418        86,678
      Decrease in prepaid expenses and other             44,533        30,398
      Increase (decrease) in accounts payable and
        accrued liabilities                             318,220      (401,439)
      Increase in deferred revenue                      100,000             -
Net cash used in operating activities                  (371,917)   (2,105,085)

Cash flows from investing activities:
  Purchase of property and equipment                     (4,954)     (109,883)
  Increase in developed patents                         (29,402)      (16,138)
Net cash used in investing activities                   (34,356)     (126,021)

Cash flows from financing activities:
  Proceeds from issuance of common stock                 80,000     1,500,821
  Proceeds from exercise of stock options                   500        11,800
  Proceeds from issuance of preferred stock             156,825       206,000
  Proceeds from note payable                            250,000             -
  Principal payments under capital lease obligations     (9,505)      (24,658)
Net cash provided by financing activities               477,820     1,693,963
                                                   ----------------------------
Net increase (decrease) in cash and cash equivalents     71,547      (537,143)
Cash and cash equivalents at beginning of year           36,018       573,161
                                                   ----------------------------
Cash and cash equivalents at end of year           $    107,565  $     36,018
                                                   ============================

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

                         Cyclo3pss Corporation

1. Summary of Significant Accounting Policies (continued)

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Assets acquired pursuant to capital lease obligations are amortized over the assets' estimated useful lives. Leasehold improvements are amortized over the lessor of the estimated useful lives or the remaining lease term. Maintenance and repairs are expensed as incurred. Property and equipment consists of the following:


                                       February 29    February 28
                                           2000           1999
                                    --------------------------------

   Equipment                        $       618,821  $     638,837
   Furniture and fixtures                    58,981         83,971
   Leasehold improvements                   111,005        114,717
                                    --------------------------------
                                            788,807        837,525
   Less: accumulated depreciation
     and amortization                      (653,286)      (604,590)
                                    --------------------------------
                                    $       135,521  $     232,935
                                    ================================

Property and equipment includes $25,902, and $81,022 of equipment under capital leases at February 29, 2000 and February 28, 1999, respectively. Accumulated depreciation for such equipment was $16,836 and $47,665 at February 29, 2000 and February 28, 1999, respectively. Upon completion of certain capital lease terms, the Company is required to purchase leased equipment at fair value. Other leases provide for a bargain purchase price.

                         Cyclo3pss Corporation

1. Summary of Significant Accounting Policies (continued)

Intangible assets

Intangible assets consist primarily of acquired patents that are recorded at the lower of cost or their net realizable value. Acquired and developed patents are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining stated life of the patent. Accumulated amortization for acquired and developed patents was $297,139 and $336,159 at February 29, 2000 and February 28, 1999, respectively. The Company periodically reviews the recoverability of these intangible assets in order to record them at their net realizable value.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Company reviews long-lived and intangible assets for impairment whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

For the year ended February 28, 1999, the Company recorded expense of $447,424 related to impairment of its intangible assets. The circumstances giving rise to the impairment include, but are not limited to, declines in sales and volume, de-listing from the NASDAQ Small-Cap Market, reorganization of Company personnel and issues concerning the recoverability of the intangible assets associated with areas of the Company's business that were being de-emphasized. Of the impairment amount, approximately, $84,000 related to patents in the medical products segment, $107,000 related to patents in the biochemical products segment, and $256,000 related to goodwill and patents in the textile products segments (See Note 9 for a description of segments). Fair value was based on estimated future cash flows to be generated, discounted at a market rate of interest.

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

Revenue Recognition

Revenue is recognized upon shipment, or in the case of washing and laundry systems, under the percentage of completion method. The Company also provides services on a time and materials basis.

Deferred revenue is comprised of prepaid license fees received from the license of certain of the Company's technologies. Revenues from license fees are to be recognized in connection with royalty revenues to be credited.

Advertising Costs

Advertising  costs are  expensed  during  the year in which  they are  incurred.
Advertising expenses were $318 and $77,683, respectively for the years ended February 29, 2000 and February 28, 1999.

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

                         Cyclo3pss Corporation

1. Summary of Significant Accounting Policies (continued)

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss for the period by the weighted-average number of the Company's common shares outstanding. Because the Company reported a net loss for each of the fiscal years ended February 29, 2000 and February 28, 1999, all common stock equivalents are anti-dilutive and accordingly have been excluded from the earnings per common share computation.

Options and warrants to purchase 9,717,900 and 5,519,173 shares of common stock were outstanding at February 29, 2000 and February 28, 1999, respectively, but were not included in the computation of diluted earnings per common share because they were anti-dilutive.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. There were no items of other comprehensive income in 2000 or prior.

Impact of Recent Accounting Pronouncement

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. All registrants are expected to apply the accounting and disclosure described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, a change, if any, in its revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principle in the quarter ended August 31, 2000. The impact of SAB 101 is not expected to have a material impact on the Company's revenue recognition policy.

                         Cyclo3pss Corporation

2. Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses that have resulted in an accumulated deficit at February 29, 2000 of $19,145,645, and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

The net loss applicable to common shareholders for the year ended February 29, 2000 was $2,194,760. In the past the Company has been able to receive funding necessary for its operations through the issuances of common and preferred stock. The Company anticipates a net loss for the year ended February 28, 2001, and with a cash balance of $107,565 at February 29, 2000 and expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

The Company is attempting to improve these conditions by way of financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and product sales. Management believes that appropriate funding will be generated and future product sales will result from these opportunities and that the Company will continue operations over the next fiscal year; however, no assurances can be given that sales will be generated or that the additional funding will be raised.

3. Accrued Liabilities

Accrued liabilities consist of the following:

                         Cyclo3pss Corporation

                                       February 29     February 28
                                           2000           1999
                                    ------------------------------
   Accrued payroll and payroll taxes$     150,877        121,483
   Accrued vacation                        17,598         24,865
   Accrued legal expense                  250,000              -
   Other                                   30,965          2,685
                                    ------------------------------
                                    $     449,440        149,033
                                    ==============================

4. Long-Term Debt

In December 1999, the Company negotiated a letter of intent with a strategic partner that provided for two separate financings. The first, an unsecured promissory note for $250,000, was executed and funded in concert with the signing of the letter of intent. The second contemplated financing is a convertible secured loan for $750,000 currently scheduled to be funded in the second quarter of fiscal 2001. The second financing is contingent upon successful completion of certain conditions and at the strategic partner's election. The loan agreement is secured by a first security interest in all of the Company's intellectual property and will be due and payable in full one year from its execution. The loan and accrued interest are convertible, in whole or in part, into the Company's common stock at anytime during the loan term. As of February 29, 2000, the first financing of $250,000 is outstanding and is reflected in the accompanying balance sheet as a note payable.

5. Capital Lease Obligations and Commitments

Future minimum lease payments for capital lease obligations are as follows:


Year ending
February 28

   2001                                                    $     3,916
                                                          --------------
   Future minimum lease payments                                 3,916
   Amounts representing interest                                  (138)
                                                          --------------
   Present value of future minimum lease obligations             3,778
   Amounts due within one year                                  (3,778)
                                                          --------------
   Amounts due after one year                              $        -

                                                          ==============

Interest expensed for capital lease obligations was $868 and $3,645 for the years ended February 29, 2000 and February 28, 1999, respectively.

                         Cyclo3pss Corporation

5. Capital Lease Obligations and Commitments (continued)

The Company leases office facilities and office equipment under noncancelable operating leases. Rent expense under these leases was $97,531 and $107,149 for the years ended February 29, 2000 and, February 28, 1999, respectively. The future minimum operating lease payments are $84,864, $85,224, and $89,152 for the years ended February 28, 2001, 2002, and 2003 and beyond, respectively.

6. Income Taxes

As of February 28, 2000, the Company had federal and state net loss carryforwards of approximately $17,047,000 and $8,736,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $149,000. The net operating loss and credit carryforwards will expire at various dates beginning on 2003 through 2020, if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of February 29, 2000 and February 28, 1999 are as follows:

                                               February 29    February 28
                                                   2000           1999
                                             -------------- --------------
Deferred tax assets:
  Net operating loss carryforwards           $    6,084,000 $    5,650,000
  Research credit carryforwards                     149,000        137,000
  Other                                              45,000         12,000
                                             -------------- --------------
                                                  6,278,000      5,799,000
Deferred tax liabilities:
  Tax depreciation                                 (36,000)      (120,000)
                                             -------------- --------------
Net deferred tax assets                           6,242,000      5,679,000

Valuation allowance                             (6,242,000)    (5,679,000)

                                              $        -     $        -
                                             ============== ==============

                         Cyclo3pss Corporation

6. Income Taxes (continued)

The net valuation allowance increased by $563,000 and $738,000 during the years ended February 29, 2000 and February 28, 1999, respectively.

7. Stockholders' Equity

Preferred Stock

Series "A"

Series "A" preferred stock is non-voting stock and is convertible into common stock at the rate of one share of common for each four shares of Series "A" preferred stock during a period expiring two years from the date of issuance of the shares. The Board of Directors authorized 35,638 shares of Series "A" preferred stock for issuance at $2.00 per share. In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of Series "A" preferred stock shall be entitled to receive the principal amount paid to the Company before any distribution shall be made to the holders of common stock. Additionally, holders of Series "A" preferred stock shall be entitled to receive, as declared by the Board of Directors, non-cumulative cash dividends prior to the declaration and payment of dividends on the Company's common stock. The conversion period has expired for all shares of Series "A" preferred stock and no dividends have been declared.

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

                         Cyclo3pss Corporation

7. Stockholders' Equity (continued)

For the year ended February 28, 1997, 3,170 shares of Series "B" convertible preferred stock had been issued for net proceeds of $2,755,000 after issuance costs of $415,000. The Company also recorded the required 8% dividend in additional preferred stock, rather than cash and, accordingly, accrued $18,000 and $141,660 for the years ended February 29, 2000 and February 28, 1999, respectively, in paid-in-kind stock dividends as an adjustment to additional paid in capital.

For the year ended February 28, 1999, 745 shares of Series "B" convertible preferred stock and related accrued dividends of $140,406 were converted into a total of 1,048,474 shares of common stock. For the year ended February 29, 2000, 287 shares of Series "B" convertible preferred stock were converted into a total of 3,204,197 shares of common stock.

At February 29, 2000 and February 28, 1999, the Company had aggregate accrued and unpaid preferred stock dividends of $263,914 and $245,914, respectively.

Series "C"

On September 10, 1998, the Board of Directors authorized for issuance 550 shares of Series "C" convertible preferred stock with a $0.01 par value and a stated value of $1,000 per share. Each Series "C" preferred share is convertible from the subscription date into 10,000 common shares. These shares do not have voting rights or preemptive rights to acquire other securities. These shares are entitled to registration rights and provide for a liquidation preference equal to $1,000 per share.

Because the Series "C" preferred shares have conversion rights at a discount from the market price on the date of subscription, the Company has reflected a dividend to shareholders of Series "C" in the earnings per share calculation, which reflects the assured incremental yield on preferred stock that is embedded in the conversion terms at a discount from the initial fair value at the date of issuance. The amount of the dividends recorded to reflect this discount was $216,346 and $309,000, respectively, for the years ended February 29, 2000 and February 28, 1999.

For the years ended February 29, 2000 and February 28, 1999, 157 shares and 206 shares, respectively, of Series "C" convertible preferred stock were issued for net proceeds of $362,825. During the year ended February 29, 2000, 288 shares of Series "C" convertible preferred stock were converted into 2,884,000 shares of common stock.

                         Cyclo3pss Corporation

7. Stockholders' Equity (continued)

Common Stock

On February 27, 1998, the Board of Directors approved a private placement offering of its restricted common shares to accredited investors. The Company issued 1,395,140 units for $1,743,925 (net proceeds of $1,500,821). Each unit consists of one restricted share of common stock and one warrant convertible into one share of common stock at $3.75 per share.

On April 15, 1999, the Board of Directors issued 180,000 shares of common stock for services provided to the Company by the CEO. The shares were given in place of $18,000 for wages. In addition, on November 4, 1999, the Company granted 211,530 shares to the Board of Directors for services rendered. The Company has received compensation expense to reflect the transactions.

On December 1, 1999, the Company issued 1,142,857 common shares to two directors in exchange for cash of $80,000.

At February 29, 2000, the Company had reserved 9,717,900 shares of common stock for future issuance, including 4,086,173 shares reserved for exercise of warrants and 5,631,727 shares for the exercise of stock options.

Stock Options

On August 31, 1993, the Company entered into employment agreements with three key employees for a three-year period commencing September 1, 1993. Under the terms of these contracts, each employee was granted options to purchase 100,000 common shares per year at $1.85 per share, which approximated the fair value of the common shares at the date of grant. On October 21, 1994, one of these employees was terminated and the corresponding options were canceled. At February 29, 2000, options to purchase 662,500 shares of common stock were exercisable under these 1993 employee agreements.

Effective September 1, 1996, the Board of Directors extended the terms of the employment agreements for two of the above employees. Under the terms of the extension, each of the employees was granted an additional 100,000 options at $1.07 per share for an additional one year of service. As of February 29, 2000, a total of 200,000 shares were exercisable under the 1996 employment agreements.

                         Cyclo3pss Corporation

7. Stockholders' Equity (continued)

On August 26, 1993, the Board of Directors granted each of the five non-employee directors options to purchase 15,000 common shares at an exercise price of $1.85 per share, which was the fair market value at the date of grant. The options vest at a rate of 5,000 shares annually at the time of each Annual Meeting of Stockholders, commencing with the 1994 Annual Meeting of Stockholders. At February 29, 2000, a total of 75,000 options were exercisable, none of which have been exercised.

On December 21, 1992, the Company adopted a stock incentive plan that provides for the issuance of options to employees to purchase up to an aggregate of 270,000 common shares. All options are granted at no less than the fair market value of the common shares on the date of grant, as determined by the Board of Directors. The options vest beginning one year subsequent to the date of grant and expire on the earlier of seven years from the date of vesting or termination of employment.

On November 24, 1999 the Board of Directors approved granting 4,152,727 options to three officers with an exercise price of $.065 per share. These options were immediately exercisable.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000 and 1999, respectively: risk-free interest rates of 5.89% and 5.30%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 2.133 and 3.853; and a weighted-average expected life of the options of 5 and 3 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma results follows:


                                                2000          1999
                                           ----------------------------

   Pro forma net loss applicable to common   $(2,219,130)  $(3,188,548)

   Pro forma net loss per common share       $      (.10)  $      (.18)

     A summary of stock option activity, and related information for the years ended February 28, 1999 and 2000 follows:

                         Cyclo3pss Corporation

7. Stockholders' Equity (continued)


                                           Outstanding Stock Options
                                           ------------------------
                                Shares                               Weighted
                               Available   Number of     Price       Average
                               for Grant    Shares     Per Share Exercise Price
                             ------------ ----------- ------------ -----------

Balance at February 28, 1998    185,001    1,257,999    $.90-6.03     $1.78
    Options granted             (34,875)      34,875    $.25-1.99     $1.43
   Options exercised                -        (10,000)       $1.18     $1.18
   Options canceled             248,499     (248,499)   $.94-6.03     $2.11
                             ------------ ----------- ------------ -----------

Balance at February 28, 1999    398,625    1,034,375    $.10-5.44     $1.72
Additional authorization      4,202,727         -            -          -
    Options granted          (4,349,955)   4,349,955    $ .07-.16      $.07
   Options exercised               -          (4,000)        $.13      $.13
   Options canceled              59,375      (59,375)   $.25-5.44     $1.93
                             ------------ ----------- ------------ -----------

Balance at February 29, 2000    310,772    5,320,955    $.07-5.44      $.37
                             ============ =========== ============ ===========

The weighted average fair value of options granted in the year ended February 29, 2000 and February 28, 1999, were $.07 and $1.43, respectively.

Additionally, SFAS No. 123 requires that companies with wide ranges between the high and low exercise prices of its stock options segregate the exercise prices into ranges that are meaningful for assessing the timing and number of additional shares that may be issued and the cash that may be received as a result of the option exercises.

Below are the segregated ranges of exercise prices as of February 29, 2000:

              Options Outstanding                  Options Exercisable
-----------------------------------------------    --------------------

                         Weighted
                          Average    Weighted                 Weighted
 Range of                Remaining    Average                  Average
 Exercise     Number    Contractual  Exercise       Number    Exercise
  Prices    Outstanding    Life        Price       Exercisable  Price
----------- ----------- ----------- -----------    ---------  ---------

   $.07-.16   4,973,475   4.8 years        $.07    4,345,955      $.07
  $.94-1.07     215,000   6.4 years       $1.06      205,000     $1.07
 $1.85-1.99     748,000   2.1 years       $1.85      726,000     $1.85
 $2.79-5.44      12,000   5.4 years       $4.12       12,000     $4.70
----------- ----------- ----------- -----------    ---------  ---------

  $.07-5.44   5,948,475   4.5 years        $.37    5,288,955     $.36
=========== =========== =========== ===========    =========  =========

                         Cyclo3pss Corporation

7. Stockholders' Equity (continued)

Warrants

In October 1997, the Company issued 1,000,000 Class A Warrants and 1,000,000 Class B Warrants in connection with a $1,250,000 private placement offering. On October 28, 1998, the Board reduced the exercise price on the Class A Warrants to $.50 and extended the expiration date to December 11, 2000. In conjunction with the reduction in the exercise price and the extension of the expiration date, the Company recorded additional expense of $110,000. The Class B Warrants expire three years from the date of the offering.

In connection with the private placement offering for 1,250,000 discussed above, the Company issued the brokers warrants to purchase 100,000 shares of common stock at $1.25 per share. The underwriters paid a price of $.001 per warrant. These warrants expire 4 years from the date of the offering. The underwriters' warrants are restricted from exercise for a period of one year commencing from the offering date.

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

In addition to the warrants discussed above there are warrants outstanding to purchase 264,000 shares of common stock from a 1997 debt issuance. The warrants expire on various dates 5 years from the date of issuance in 1997.

As of February 29, 2000, none of the above warrants have been exercised.

8. Contingencies

During the period from May through August 1996, the Company sold its Series "B" preferred stock in a private placement offering to certain investors pursuant to the provisions of Securities and Exchange Commission Regulation S. One of the investors, Mifal Klita, a purported Canadian

                         Cyclo3pss Corporation

8. Contingencies (continued)

company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of Series "B" preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, in September 1999, entitled Mifal Klita to the conversion of his Series "B" preferred shares into unrestricted common stock of the Company plus shares for legal fees and other provisions stated in the original agreement and 627,520 options exercisable into common stock at $.085 per share one year from the settlement date. The stock options were valued using a black-scholes model. These additional costs of $906,000 were recorded as legal settlement expense in the accompanying fiscal 2000 consolidated statement of operations. The unrestricted common stock will be disbursed monthly over a two year period. Another investor, Leitinger Corporation, of Series "B" preferred stock negotiated a final cash settlement of $250,000 in January 2000. The Company paid this obligation subsequent to fiscal year end on April 17, 2000.

The Company is not aware of any other legal actions. Management believes, based on advice of legal counsel, if any claims arise in the normal course of business, that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, results of operations or cash flows.

9. Segment Information

During fiscal 2000 and 1999, the Company operated in three principal industries; the manufacture, sale and installation of ozone food processing products ("food processing products"), the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries ("textile products"), and the manufacture and sale of specialty chemicals ("biochemical products"). Operations related to medical products were suspended in early fiscal 1998 in order to conserve available cash.

Operating profit is total revenue less operating expenses, excluding interest expense and general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, other receivables, prepaid expenses, property and equipment and corporate payables.

                         Cyclo3pss Corporation

For the year ended February 29, 2000, three customers accounted for approximately 33%, 28% and 26% of total net revenues for textile products, one customer accounted for approximately 80% of total net revenues for food processing products, one customer accounted for 100% of total net revenues for the medical products, and one customer accounted for approximately 41% of total net revenues for biochemical products. For the year ended February 28, 1999, two customers accounted for approximately 36% and 23% of total net revenues for textile products, one customer accounted

                         Cyclo3pss Corporation

9. Segment Information (continued)

for approximately 100% of total net revenues for food processing products, and three customers accounted for approximately 20%, 19% and 17% of total net revenues for biochemical products.


Industry Data


Cyclo3pss Corporation and Subsidiaries                  Year ended

                                                February 29    February 28
                                                    2000           1999
                                          -----------------------------------
Net sales and other income:
  Medical products                                $38,500             $-
  Food processing products                        133,034        348,426
  Textile products                                201,147        194,145
  Biochemical products                            378,861        289,597
                                          -----------------------------------
                                                  751,542        832,168
  Interest income and other                       139,173          7,066
                                          ===================================
  Total revenue                                  $890,715       $839,234
                                          ===================================

Operating loss (income)
  Medical products                              $(10,377)             $-
  Food processing products                         10,673        113,089
  Textile products                              (122,817)      1,031,381
  Biochemical products                            281,174         79,234
                                          -----------------------------------
  Total operating loss                            158,653      1,223,704

  Corporate expenses                            1,800,886      1,549,480
  Interest expense                                    875          3,863
                                          -----------------------------------
  Net loss                                     $1,960,414     $2,777,047
                                          ===================================

Identifiable assets
  Medical products                                     $-             $-
  Food processing products                         27,581         14,316
  Textile products                                206,818        364,462
  Biochemical products                            111,811        123,377
                                          -----------------------------------
                                                  346,210        487,839
  General corporate assets                        120,774        105,768
                                          -----------------------------------
  Total assets                                   $466,984       $593,607
                                          ===================================

                         Cyclo3pss Corporation

Depreciation and amortization expense
  Medical products                                     $-             $-
  Food processing products                            327             82
  Textile products                                100,171        236,489
  Biochemical products                             20,534         39,866
  Corporate                                        29,969         56,952

Capital expenditures
  Medical products                                     $-             $-
  Food processing products                              -            614
  Textile products                                      -         97,712
  Biochemical products                              4,274            492
  Corporate                                           680         11,065

10. Subsequent Events

On March 7, 2000, the Board of Directors approved the issuances of 150,000 shares of common stock for $100,000 in legal services rendered to the Company and 200,000 shares of common stock for consulting services provided to the Company.

Subsequent to year-end, 382,000 Class A warrants were exercised for 382,000 shares of common stock for total proceeds of $191,000.

In addition, subsequent to year-end, the 75 remaining shares of Series "C" preferred stock were converted into 744,250 shares of common stock.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements between the Company and Ernst & Young LLP, its Independent Auditors, during the year ended February 29, 2000.


                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   A. Identification of Directors and Executive Officers. The current directors and officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name                             Age       Position

William R. Stoddard              47        President, CEO

Durand M. Smith                  52        Director, Vice President of Research
                                           and Development

 Mondis Nkoy                     36        Controller, Corporate Secretary

Michael J. Lakis, Jr.            63        Director

Richard C. Nelson                69        Director

Steve Sarich, Jr.                78        Director


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

     Durand M. Smith, Ph.D. Dr. Smith has been the Vice President of Research and Development for the Company since March 1998 and has been a director of the Company since April 1999. Dr. Smith is the former Manager of Advanced Space Programs for General Electric's Aerospace and Defense Group (1973-1988) and Vice President of Engineering for Ithaco Inc, a spacecraft- hardware-engineering firm (1988-1993). Dr. Smith also served as COO of Orion International Technologies (1993-1996), an engineering services company. Prior to joining Cyclopss, Dr. Smith served as the Governor's Science Advisor for the State of New Mexico.

   Mondis Nkoy. Ms. Nkoy has been employed as Controller by the Company since September 1996. She was also elected as corporate Secretary in October 1996. For the three years prior to her appointment as controller she worked as an assistant to the controller of the Company. Previous to this time she was working to complete her education and received a Bachelor of Science Degree from the University of Utah with a major in Mathematics and a minor in Computer Science.

     Michael J. Lakis. Mr. Lakis joined the board of directors on December 1, 1997. Most recently, he served as President and Chief Operating Officer - North America for Del Monte Fresh Produce Company. Prior to this post, Mr. Lakis was with Chiquita Brands Inc., where he built up over 37 years of experience and serving as President from 1979 to 1992.

     Richard C. Nelson. Mr. Nelson joined the Company on March 24, 1999. Mr. Nelson is Vice President Emeritus and Consultant of Hyatt Hotels and Resorts. In June 1996, he retired from the day-to-day operations as Vice President and Managing Director of the Grand Hyatt Washington, a 900 room hotel he opened in 1987.

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


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

   The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

                                           Annual Compensation                                 Long-Term Compensation
                                        ------------------------                             --------------------------
                                                                                         Awards                   Payouts
                                                                                         Options
Name and Principal Position      Year   Salary      Bonus    Compensation     Stock Awards   SAR's(#)    LTIP Payouts Compensation
-----------------------------------------------------------------------------------------------------------------------------------
William R. Stoddard              2000  $150,000(2)   -0-         -0-         2,654,354          -0-          -0-          -0-
Chairman, CEO                    1999  $150,000(2)   -0-         -0-           450,000(1)       -0-          -0-          -0-
                                 1998  $150,000      -0-         -0-             -0-            -0-          -0-          -0-


John M. Williams                 2000     -0-        -0-         -0-             -0-            -0-          -0-          -0-
Chairman/CEO                     1999     -0-        -0-         -0-             -0-            -0-          -0-          -0-
 (Retired December               1998   $96,000      -0-         -0-             -0-            -0-          -0-          -0-
       1997)

Durand M. Smith                  2000  $120,000      -0-         -0-          1,105,981(1)       -0-          -0-          -0-
Vice President,                  1999  $120,000      -0-         -0-            350,000(1)       -0-          -0-          -0-
Research and Development

Gary Bratcher                    2000     -0-        -0-         -0-             -0-            -0-          -0-          -0-
Chairman, CEO                    1999  $235,000      -0-         -0-             -0-            -0-          -0-          -0-

(March of 1999 to resignation August of 1999)



      (1) Options to acquire shares of common stock
      (2) William R. Stoddard has deferred $59,375 of his annual salary for fiscal 1999 and $31,875 for fiscal 2000, for a total of $91,250, due to cash constraints of the Company

Stock Options Granted to Executives

     During the year ended February 28, 1997, stock options were granted to each of the two persons listed in the Summary Compensation Table above. Effective on September 1, 1996, the Company extended the three-year Employment Agreements of John M. Williams and William R. Stoddard ("Employees") which expired on August 31, 1996 and had been in force for the immediately preceding three years since their inception on August 31, 1993. Each extension was for a term of one year commencing September 1, 1996. The expiring Agreements, and therefore the one year extensions effective on September 1, 1996, granted each of these two employees an Option to purchase 100,000 shares of the Company's common stock at a Price that was equal to its fair market value on the date of grant, for each subsequent year of continued employment. The fair market value of the additional 100,000 options granted under the extensions as of September 1, 1996 (the Grant
Date) was $1.07 per share (the average closing price for the Company's common stock for the 30 days prior to September 1, 1996). The Options vest on a monthly basis, permitting the Employee to exercise an option to purchase 8,333 shares of the Company's common stock for each month of service under the Agreement, provided, however, that the options vesting during an employment year are not exercisable until the end of such employment years. The Options are exercisable for a period of five years from the date of vesting. Therefore, at February 20, 1999 options to purchase 800,000 shares owned by Mr. Williams and Mr. Stoddard, which vested during the four prior employment years were all exercisable.

   On April 19, 1999, an additional grant was made for 450,000 shares to Mr. Stoddard at $.10 per share. At the same time, additional options were granted to Dr. Durand Smith for 350,000 shares at $.10 per share. These options vested on the date of grant and were exercisable on that date. A Form S-8 was filed on May 13, 1999 to register common shares underlying these options.

   On June 1, 1997, a grant was made to Mondis Nkoy, Corporate Secretary, for 15,000 shares at $.94, the closing market price for that day. These shares were exercisable one year after the grant date at 5,000 shares a year, for three years. On April 19, 1999, these 15,000 shares were repriced to $.10 per share and the options became immediately vested. The underlying shares were registered on the Form S-8 mentioned above, on May 13, 1999.

   On December 6, 1999, an additional grant was made for 2,654,354 shares to Mr. Stoddard at $.065 per share. At the same time, additional options were granted for Dr. Durand Smith for 1,105,981 shares at $.065 per share and for Mondis Nkoy for 442,392 shares at $.065. These options vested on the date of grant and were exercisable on that date. A Form S-8 was filed on March 7, 2000 to register common shares underlying these options.

   As of February 29, 2000, none of the options granted in the Employment Agreements have been exercised. The Options granted in the original three-year Employment Agreements were approved by the Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993. The shares of common stock underlying the originally granted Options were registered by the Company with the filing of Forms S-8 dated August 31, 1995, May 13, 1999, and March 7, 2000 which are incorporated herein by reference.


                 Option/SAR Grants in last fiscal year
                           Individual Grants

                         Option/SAR Grants in last fiscal year
                                   Individual Grants
                        ---------------------------------------

                          Number of Securities          % of Total options/SAR
                         underlying Options/SARs         Granted to employees     Exercise or
Name                            Granted (#)                 In fiscal year         Base price      Expiration Date
---------------------------------------------------------------------------------------------------------------------
William R. Stoddard               2,654,354                      62%               $.065           12/6/2004
Durand Smith                      1,105,981                      25%               $.065           12/6/2004
Mondis Nkoy                         442,392                      10%               $.065           12/6/2004
Michael Weglarz                     120,000                       3%               $ .08           12/9/2008



Aggregate Option Exercises and Number/Value of Unexercised Options

   The following table provides information concerning the exercise of options during the last fiscal year by persons named in the Summary Compensation Table, the number of unexercised options held by such persons at the end of the last fiscal year, and the value of such unexercised options as of such date:


                                                                      Nature of               Value of Unexercised
                         Shares Acquired        Values           Unexercised Options          In-the-Money Options
Name                     on Exercise (#)     Realized ($  )        at 2/28/99 (#)               at 2/29/99 ($)(1)
                                                             Exercisable  Unexercisable    Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------------
William R. Stoddard           -0-               -0-           3,504,354       -0-          $2,013,877         -0-
John M. Williams              -0-               -0-             400,000       -0-              -0-            -0-
Mondis Nkoy                   -0-               -0-             467,692       -0-            $301,071         -0-
Durand Smith                  -0-               -0-           1,455,981       -0-            $939,670         -0-






1 An "In-the-Money" stock option is an option for which the market price of the Company's Common Stock underlying the option on February 29, 2000 exceeded the option exercise price. The value shown is calculated by multiplying the number of unexercised options by the difference between (I) the closing price for the Common Stock on Small Cap Bulletin Board Market on February 29, 2000 ($.7188) and (ii) the exercise price of the stock options ($1.85 for the 300,000 Exercisable options granted under the original Grant and $1.07 for the 100,000 exercisable options granted under the extensions; $5.44 for 6,000 and $.125 for 4,300 exercisable options for Mondis Nkoy; $.10 for Mr. Stoddard's 450,000, Mr. Smith's 350,000 and Ms. Nkoy's 15,000 exercisable options; and $.065 for Mr. Stoddard's 2,654,354, Mr. Smith's 1,105,981 and Ms. Nkoy's 442,392 exercisable options).


Compensation of Directors

   The Company's non-employee directors are paid $500 for each Board of Directors Meeting attended and $250 for each telephonic meeting. On August 26, 1993, the Company's Board of Directors approved a Non-Employee Director's Stock Option Plan which provides for the issuance of a maximum of 75,000 shares of the Company's common stock pursuant to the exercise of options granted under the Plan. The Plan provides that each non-employee director will be issued an option to purchase 5,000 shares of the Company's common stock on the date of the Company's Annual Meeting of Stockholders, commencing in 1994. After an option is granted, it will be exercisable for a period of five years. The Options granted under this plan are exercisable at $1.85 per share. This Non-Employee Director's Stock Option Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993. The shares of the Company's common stock underlying these options were registered by the Company with the filing of Form S-8 dated August 31, 1994, which is incorporated herein by reference. Effective September 1, 1996 the Company's Board of Directors approved an additional 25,000 options to be granted, 5,000 shares each to Non-Employee Directors on the date of the Company's Annual Meeting of Stockholders in 1997. After these options were granted, they are exercisable for a period of five years. The Options granted under this additional plan are exercisable at $1.07 per share, which is deemed to have been the fair market value of the Company's common stock on September 1, 1996, the date the plan was approved and enacted. Due to the cash restraints of the Company, the board compensation was accrued for about a year and a half, or sixteen telephonic meetings, and was paid pursuant a board resolution on November 24, 1999, in Company's stock at $.065 per share. These shares were registered by the Company with the filing of Form S-8 dated March 7, 2000, which is incorporated herein by reference.

Stock Incentive Plan

   On December 21, 1992, the Company's Board of Directors approved a Stock Incentive Plan (the "Plan") which provides for the issuance of a maximum of 270,000 shares of the Company's Common Stock pursuant to the exercise of options granted under the Plan. Options granted under the Plan are intended to comply with Section 422 of the Internal Revenue Code of 1986. On May 9, 1994, the Plan was amended by the Board of Directors. Such amendments did not increase the number of options which may be issued, change the persons who may be granted options or in any way materially affect the Plan. The Plan is administered by the Board of Directors or a committee of the Board which selects the persons to whom options are granted and the terms of the options. The Plan provides that the option price may not be less than 100% of the fair market price on the date the option is granted and that no option may be exercisable for longer than 10 years. The 1992 Stock Incentive Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993. Options under the Plan may be granted to directors and key employees of the Company. The shares of common stock underlying the Options granted under the Plan were registered by the Company with the filing of Form S-8 dated August 31, 1994, which is incorporated herein by reference.


   Options Granted under the Plan. As of May 15, 2000, the following options have been granted under the 1992 Stock Incentive Plan:

   On March 1, 1993, options to purchase an aggregate of 18,000 shares were granted to three non-management employees. Such options are exercisable at $1.75 per share for a period of 7 years commencing one year from the date such options were granted and subject to certain provisions of the Incentive Plan. As of February 29, 2000, 14,000 of these Options have been exercised and 4,000 of these options were canceled pursuant to the terms of the plan when the optionee's employment with the Company terminated.

   On November 11, 1993, options to purchase a total of 49,000 shares were granted to 11 employees of the Company, none of whom were officers or directors of the Company at the time of the grant. These Options are exercisable at $1.85 per share. Subsequently, 36,000 of these Options canceled pursuant to the terms of the plan when the optionee's employment with the Company terminated. As of February 29, 2000, 13,000 of these Options have been exercised and none were still outstanding.

   On January 1, 1995, options to purchase a total of 45,000 shares were granted to ten employees of the Company, none of whom are officers or directors of the Company. All of such options are exercisable at $5.44 per share. Subsequently, 39,000 of these options were canceled pursuant to the terms of the plan when the optionee's employment with the Company terminated. As of February 29, 2000, 6,000 of these options were still outstanding.

   On February 29, 1996, options to purchase a total of 44,500 shares were granted to twelve employees of the Company, none of whom are officers or directors. All such Options are exercisable at $2.79 per share. Subsequently, 38,500 of these options were canceled pursuant to the terms of the plan when the employment of the optionee's with the Company terminated. As of February 29, 2000, 6,000 of these options were still outstanding.

   On June 1, 1997, options to purchase a total of 15,000 shares were granted to an employee of the Company who is an officer. These options are exercisable at $.94 per share. As of February 28, 1999, all 15,000 of these options were still outstanding. The exercise price of these options were changed to $ .10 per share on April 19, 1999.

   On May 1, 1998, options to purchase a total of 23,625 shares were granted to two employees of the Company, none of whom are officers or directors of the Company. All of such options are exercisable at $1.99 per share. Subsequently, 13,125 of these options were canceled pursuant to the terms of the plan when the employment of the optionee's with the Company terminated. As of February 29, 2000, 10,500 of these options were still outstanding.

   On October 1, 1998, options to purchase a total of 11,250 shares were granted to an employee of the Company, who is not an officer or director of the Company. All of such options are exercisable at $.25 per share. Subsequently, all of these options were canceled pursuant to the terms of the plan when the employment of the optionee's with the Company terminated. As of February 29, 2000, none of these options were still outstanding.

   On March 1, 1999, options to purchase a total of 23,328 shares were granted to six employees of the Company, none of whom are officers or directors of the Company. All of such options are exercisable at $.125 per share. Subsequently, 9,100 of these options were canceled pursuant to the terms of the plan when the employment of the optionee's with the Company terminated. As of February 29, 2000, 14,228 of these options were still outstanding.

   On September 1, 1999, options to purchase a total of 8,500 shares were granted to two employees of the Company, none of whom are officers or directors of the Company. All of such options are exercisable at $.1562 per share. As of February 29, 2000, all of these options were still outstanding.

   On October 1, 1998, options to purchase a total of 120,000 shares were granted to an employee of the Company, who is not an officer or director of the Company. This option is exercisable at $.08 per share. As of February 29, 2000, all of these options were still outstanding.

   As of February 29, 2000, there are 165,228 shares granted and outstanding, which leaves 104,772 shares available for grant under the 1992 Stock Incentive Plan.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth information regarding shares of the Company's common stock owned beneficially as of May 15, 2000, by (I) each director of the Company, (ii) all officers and directors as a group and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's Common Stock:

Name and Address of              Amount and Nature of        Percent of
Beneficial Owner                 Beneficial Ownership(1)     Class Ownership
-------------------------------------------------------------------------------
William R. Stoddard(2)(3)          4,150,957                     10.7%
       -
3646 West 2100 South
Salt Lake City, UT  84120

Procter & Gamble(9)                2,972,973                      7.7%
One Procter & Gamble Plaze
Cincinnati, OH 45202

Steve Sarich, Jr.(2)(4)            1,280,881                      3.3%
505 Madison Street
Suite 220
Seattle, WA  98104

Mondis Nkoy(2)(5)                    453,392                     1.2%
3646 West 2100 South
Salt Lake City, UT  84120

Michael J. Lakis (6)(2)              590,107                     1.5%
3646 West 2100 South
Salt Lake City, UT  84120

Durand Smith (7)(2)                1,456,981                     3.8%
3646 West 2100 South
Salt Lake City, UT  84120

Richard C. Nelson  (8)(2)             61,536                     0.2%
3646 West 2100 South
Salt Lake City, UT  84120

All Officers and Directors
as a Group (6 Persons)            10,966,827                   28.31%

     (1)As of May 15, 2000, there were 27,235,758 shares of the Company's common stock issued and outstanding and entitled to vote at the annual meeting. Additionally, there are currently exercisable options and warrants to purchase 11,496,581 shares of the Company's common stock. Therefore, under the rules of the Securities and Exchange Commission, there are deemed to be 38,732,339 shares of the Company's common stock issued and outstanding for purposes of the table above. The shares issuable upon the exercise of the options can only be voted at a shareholders meeting if the options are exercised and the shares issued prior to the record date for the meeting. The shares issuable upon the conversion of promissory notes can only be voted at a shareholders meeting if the notes are converted and the shares issued prior to the record date of the meeting.

     (2)These individuals are the directors and/or officers of the Company as of May 15, 2000.

     (3) Mr. Stoddard is the record owner of 618,031 of these shares. The 4,150,957 figure includes 3,504,354 shares which may be acquired by Mr. Stoddard from the Company pursuant to an employment stock option and 28,572 shares which may be purchased pursuant to a currently exercisable Warrant as of May 15, 2000. All of such options are currently exercisable.

     (4)The 1,280,881 shares of total beneficial ownership shown for Mr. Sarich includes 1,237,309 shares owned of record by Mr. Sarich and an affiliated Company (321 Investments), 15,000 shares which may be acquired upon exercise of a currently exercisable stock option and 28,572 shares which may be purchased pursuant to a currently exercisable Warrant as of May 15, 2000. All of such options and warrants are currently exercisable.

     (5)The 453,392 shares of total beneficial ownership shown for Ms. Nkoy includes 5,000 shares owned of record by Ms. Nkoy, the controller and the Corporate Secretary of the Company and 448,392 shares which may be acquired by Ms. Nkoy from the Company pursuant to employment stock option agreements. All of these options are currently exercisable.

     (6)Mr. Lakis is a director who is currently the record owner of 590,107 shares. He has no exercisable stock options as of May 15, 2000, nor has he been granted any options as of May 15, 2000.

     (7)The 1,456,981 shares of total beneficial ownership shown for Dr. Smith includes 71,000 shares owned of record by Dr. Smith, a director and employee (vice president of research and development) of the Company and 1,385,981 shares which may be acquired by Dr. Smith from the Company pursuant to employment stock option agreements. All of these options are currently exercisable.

     8) Mr. Nelson is a Director who is currently the record owner of 61,536 shares. He has no exercisable stock options as of May 15, 2000, nor has he been granted any options as of May 15, 2000.

     9) Procter & Gamble, under the terms of the $1,000,000 loan agreement, may convert the loan amount, plus interest to common shares, at $.37 cents per share. More information about this agreement is under Cash & Liquidity section of this financial statement.

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

(1) This individual is a Director of the Company as of May 15, 2000.  Please see
Part 3, Item 9 for further identification. (2) This is a company that is affiliated with Mr. Sarich, a director of the Company. (3) These warrants were not exercised prior to their expiration in July 1996.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K


(a)   Documents filed as part of this report:

     1.  Exhibits

     The exhibits which are filed with this Form 10-KSB or incorporated herein by reference are set forth in the Exhibits Index which appears on page 67.

(b)   Reports on Form 8-K

     The Company filed a Form 8-K on May 13, 1999 to register stock options and shares issued to management on April 19, 1999.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CYCLO3PSS CORPORATION
Date: May 29, 2000                     By/s/William R. Stoddard
                                       ---------------------------------------
                                       William R. Stoddard
                                       CEO & Chairman
                                       Principal Executive Officer

Date: May 29, 2000                     By/s/ Mondis Nkoy
                                       ---------------------------------------
                                       Mondis Nkoy
                                       Controller, Corporate Secretary
                                       Principal Financial Officer




                               SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                        Capacity                Date

/s/ William R. Stoddard          President               May 29, 2000
-----------------------
William R. Stoddard

/s/ Steve Sarich Jr.             Director                May 29, 2000
Steve Sarich, Jr.

/s/ Richard C. Nelson            Director                May 29, 2000
---------------------
Richard C. Nelson

/s/ Michael J. Lakis             Director                May 29, 2000
--------------------
Michael J. Lakis

/s/ Durand M. Smith              Director                May 29, 2000
-------------------
Durand M. Smith

                           INDEX TO EXHIBITS

   The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference.

Exhibit  Page Number or
Number   Description                                     Method of Filing
------------------------------------------------------------------------------
3.1   Amended and Restated Certificate of Incorporation Form 10-SB, 1993 (1)

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

10.4  Stock Option - Dale Winger                        Form 10-SB, 1993 (1)

10.5  Lease Agreement                                   Form 10-SB, 1993 (1)

10.6  Employment Agreement - John M. Williams           Form 10-SB, 1993 (1)

10.7  Employment Agreement - William R. Stoddard        Form 10-SB, 1993 (1)

10.8  Form Indemnification Agreement
      (Identical agreement for all officers and
       directors)                                       Form 10-SB, 1993 (1)

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

27.1   Financial data schedule                         Attached


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