Form 10QSB
period 2000-05-31
CYCLO3PSS CORP
filed 2000-07-17
CIK 895319

CONFORMED
------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22720

                              CYCLO3PSS CORPORATION
           (Name of Small Business Issuer as specified in its charter)

                 Delaware                                    87-0455642
          ------------------------                     -----------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        Incorporation or organization)                    Identification No.)

            3646 West 2100 South
            Salt Lake City, Utah                              84120-1202
          -------------------------                          ------------
      (Address of principal executive offices)                (Zip Code)

            Issuer's telephone number, including area code: (801) 972-9090
          -----------------------------------------------------------------

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


Common Stock outstanding at July 14, 2000 - 27,782,853 shares of $.001 par value Common Stock.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

-------------------------------------------------------------------------------

                                   FORM 10-QSB

                       Financial Statements and Schedules
                              Cyclo3pss Corporation

                       For Three Months Ended May 31, 2000

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                         PART I - FINANCIAL INFORMATION

                                                                Page of
                                                             Form 10-QSB
   Item 1. Financial  Statements

           Condensed Consolidated Balance Sheets.......................3
           Condensed Consolidated Statements of Operations.............5
           Condensed Consolidated Statements of Cash Flows.............6
           Notes to Condensed Consolidated Financial Statements........7

   Item 2. Management's Discussion and Analysis or
           Plan of Operations.........................................11

                            PART II - OTHER INFORMATION

   Item 1. Legal Proceedings .........................................16

      Item 2Changes in Securities and Use of Proceeds.................16

      Item 3Defaults Upon Senior Securities...........................16

      Item 4Submission of Matters to a Vote of Security Holders.......16

      Item 5Other Information.........................................16

      Item 6Exhibits and Reports on Form 8-K..........................16

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets
   (UNAUDITED)
------------------------------------------------------------------------------




                                                       May 31,     February 29,
                                                        2000          2000
                                                   ---------------------------
  Assets

   Current assets:

      Cash                                         $    42,111    $   107,565
      Accounts receivable                              130,996         70,723
      Inventories                                       17,930         17,930
      Prepaid expenses                                  30,127          5,815
                                                   ---------------------------
  Total current assets                                 221,164        202,033

  Property and equipment, net                          118,979        135,521

   Other assets:
      Acquired patents, net                             63,706         72,807
      Developed patents and other, net                  51,022         56,623
                                                   ---------------------------
                                                    $  454,871    $   466,984
                                                   ===========================

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets (continued)
   (UNAUDITED)
-------------------------------------------------------------------------------



                                                        May 31,    February 29,
                                                         2000         2000
                                                    ---------------------------
   Liabilities and stockholders' deficit

  Current liabilities:
      Accounts payable                                $  92,597   $   256,955
      Accrued liabilities                               249,366       449,440
      Notes payable                                     500,000       250,000
      Deferred revenue                                  100,000       100,000
      Current portion of capital lease obligations        2,130         3,778
                                                    ---------------------------
  Total current liabilities                             944,093     1,060,173


  Commitments and contingencies

 Stockholders' deficit:
  Preferred stock:
   Preferred stock issuable in series: par value $.01,
     4,500,000 shares authorized:
     Series "A" convertible preferred stock; 356,638
      shares authorized; 356,638 shares issued and
      outstanding                                           356          356
     Series "B" convertible preferred stock; 30,000
      shares authorized; 900 shares issued and
      outstanding                                             9            9
     Series "C" convertible preferred stock; 550 shares
      authorized; none and 75 shares issued and
      outstanding at May 31, 2000 and February 29,
      2000, respectively                                     --            1
     Class "A" preferred stock, par value $.01; 500,000
      shares authorized; none issued or outstanding          --           --
     Common stock, par value $.001; 55,000,000 shares
      authorized; 27,313,297 shares issued at
      May 31, 2000 and 25,226,066 shares issued at
      February 29, 2000                                  27,313       25,225
     Additional paid-in capital                      19,405,259   19,028,410
     Accumulated deficit                            (19,420,614) (19,145,645)
     Less treasury stock, 264,000 common shares at
      cost                                             (501,545)    (501,545)
                                                    ---------------------------
     Total stockholders' deficit                       (489,222)    (593,189)
                                                    ---------------------------
                                                   $    454,871   $  466,984
                                                   ============================

   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Operations
   (UNAUDITED)

------------------------------------------------------------------------------
                                                   For the three months ended
                                                             May 31,
                                                       2000           1999
                                                  -----------------------------

   Net revenues                                   $    180,757     $   316,732

   Costs and expenses:
      Cost of sales                                     89,292         129,999
      Research and development                          13,456             --
      Selling and marketing                             29,596             --
      General and administrative                       255,737          86,919
      Depreciation and amortization                     68,049          36,061
                                                  -----------------------------
                Total expenses                         456,130         252,979

  Income (loss) from operations                       (275,373)         63,753
  Interest income                                          491              15
  Interest expense                                         (87)           (348)
                                                  -----------------------------

  Net income (loss)                                   (274,969)         63,420
   Preferred stock dividends                                --          (8,499)
                                                  -----------------------------

   Net income (loss) applicable to common
     stockholders                                  $  (274,969)      $  54,921
                                                  =============================
   Net income (loss) per common share              $      (.01)      $    --
                                                  -----------------------------
    Weighted average number of common shares
     issued and outstanding                         26,763,007      18,115,669
                                                  =============================



-------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Cash Flows
   (UNAUDITED)
-------------------------------------------------------------------------------


                                                                    For the three months ended
                                                                              May 31,
                                                                       2000            1999
                                                                --------------------------------
  Cash flows from operating activities:
      Net (loss) income                                          $  (274,969)       $  63,420
      Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
     Depreciation and amortization                                    68,049           36,061
             Common stock issued for services                        177,060             --
     Changes in assets and liabilities:
       Increase in accounts receivable                               (60,273)        (195,705)
       Increase in inventories                                          --               (241)
       Increase in prepaid expenses                                  (24,312)          (3,120)
       Decrease in accounts payable and accrued liabilities         (364,432)         (55,208)
                                                                --------------------------------
  Net cash used in operating activities                             (478,877)        (154,793)
                                                                --------------------------------

  Cash flows from investing activities:
      Purchase of property and equipment                              (7,043)            --
      Addition to developed patents and other                        (29,762)            --
                                                                --------------------------------
  Net cash used in investing activities                              (36,805)            --
                                                                --------------------------------

  Cash flows from financing activities:
   Proceeds from issuance of preferred stock                            --            156,825
   Proceeds from exercise of warrants                                196,000             --
      Proceeds from exercise of stock options                          5,875           18,000
      Proceeds from notes payable                                    250,000             --
      Principal payments under capital lease obligations              (1,647)          (4,120)
                                                                --------------------------------
  Net cash provided by financing activities                          450,228          170,705
                                                                --------------------------------

  Net (decrease) increase in cash                                    (65,454)          15,912

  Cash at beginning of period                                        107,565           36,018
                                                                --------------------------------

  Cash at end of period                                          $    42,111      $    51,930
                                                                ================================


   See accompanying notes to condensed consolidated financial statements.

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   1.  Summary of Significant Accounting Policies

   Financial Statements

   The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The balance sheet at February 29, 2000 represents the Company's audited consolidated balance sheet at that date.

   In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Cyclo3pss Corporation ("the Company") as of May 31, 2000, and the results of its operations and its cash flows for the interim periods ended May 31, 2000 and May 31, 1999. The operating results for the interim periods are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended February 29, 2000.

   Organization

   The Corporation was formed in Delaware in 1927. In 1990, the Corporation was reorganized as Cyclo3pss Medical Systems, Inc. In 1995, the Company changed its name to Cyclo3pss Corporation. The Company is engaged in the manufacture, sale and installation of ozone food processing products, ozone washing for commercial and institutional laundries, the manufacture and sale of specialty compounds and chemicals, and research and development of technologies for sterilization and/or disinfection of medical and some consumer products.

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated.

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

   2.  Basis of Presentation

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at May 31, 2000 of $19,420,614 and $19,145,645 at February 29, 2000, and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

   The net loss for the year ended February 29, 2000 was $1,960,414 and the Company recorded a net loss of $274,969 for the three months ended May 31, 2000. To date, the Company has funded its operations through the issuances of common and preferred stock, and a loan as described further. The Company anticipates a net loss for the year ended February 28, 2001, and with a cash balance of $42,111 at May 31, 2000 and expected cash requirements for the year, there is substantial doubt as to the Company's ability to continue operations.

   The Company believes that these conditions have resulted from the inherent risks associated with small technology companies. Such risks include, but are not limited to, the ability to: a) generate sales of its product at levels sufficient to cover its costs and provide a return for investors, b) attract additional capital in order to finance growth, c) further develop and successfully market commercial products and d) successfully compete with other technology companies having financial, production and marketing resources significantly greater than those of the Company.

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

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   2.  Basis of Presentation (continued)

   The severe financial condition of the Company was disclosed to Procter & Gamble (" P&G") during the last week of November 1999. P&G responded immediately and after conferring with the Company's management negotiated and subsequently entered into a new Letter of Intent on December 10, 1999. The agreement allows for two separate financings by P&G to the Company. The first, an Unsecured Promissory Note for $250,000, was executed and funded in concert with the signing of the new Letter of Intent in order to relieve the immediate and critical cash requirements of the Company. The second financing is a Convertible Secured Loan for $750,000 which provides long-term working capital for the Company. As of May 31, 2000, $250,000 of the total was received and recorded by the Company. On June 19, 2000, the balance of $500,000 was received. The loan is secured by a first security interest in all of the Company's Intellectual Properties and will be due and payable in full on the one year anniversary date of its execution. The loan is non interest bearing, but in the event of a default, it may accrue up to 15% interest. The loan agreement grants a conversion right to P&G allowing for the conversion of all or any part of the outstanding loan, including all or any part of interest due into shares in the Company's common shares of stock at anytime during the term of the loan, and at the sole discretion of P&G, at the average closing bid price of the Company's common stock for ten consecutive business days prior to the date of execution of the note, February 2, 2000, which was $.27987. The Company contemplates engaging in several diverse development and testing contracts within various departments of P&G. In addition, under the terms of the agreement, P&G will be granted an Exclusive First Right of Refusal for the Licensing of all the current and future technologies of the Company.


    3. Contingencies

   The Company is not a party to and presently is not aware of any pending claims or existing litigation. Previous settled matters are described in the Company's Form 10-KSB for the year ended February 29, 2000.


   4. Segment Information

   On March 7, 2000 the Company internally realigned its ozone businesses, collapsing these separate business units into a single entity. During the three months ended May 31, 2000 the Company operated in two principal industries; the manufacture, sale and installation of ozone products ("ozone products"); and the manufacture and sale of specialty chemicals ("biochemical products").

   Operating profit is total revenue less operating expenses, excluding interest expense and general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, accounts receivables, prepaid expenses, property and equipment and corporate payables.

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   4. Segment Information (continued)

                                               For the three months ended
                                                May 31, 2000 May 31, 1999
                                             ------------------------------

   Net revenues
      Ozone products                           $   76,087       $ 208,299
      Biochemical products                        104,670         108,433
                                              ------------     ------------
      Total Revenue                             $ 180,757       $ 316,732
                                              ============     ============

   Operating income (loss)
      Ozone products                            $ (28,018)      $  69,910
      Biochemical products                         49,035          32,218
                                              ------------     ------------
      Total operating income (loss)                21,017         102,128

      Corporate expenses                         (296,390)        (38,375)
      Interest income                                 491              15
      Interest expense                                (87)           (348)
                                              ------------     -------------
      Net income (loss)                         $(274,969)     $   63,420
                                              ============     =============

   Identifiable assets
      Ozone products                           $  258,441       $ 513,938
      Biochemical products                        132,723         160,284

      General corporate assets                     63,707          98,302
                                              -------------    -------------
      Totals assets                            $  454,871      $  772,524
                                              =============    =============

                                 PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               OR PLAN OF OPERATION

   General

   Cyclopss Corporation (the "Company") historically has been engaged in a fully integrated business model providing the design, manufacturing, assembly, sales and installation of ozone application technologies and processes. The Company's principal technology provides an alternative to address food safety concerns and laundry disinfection and efficiency. Ozone technology is proven to reduce microbial counts on food products without the potential for the development of immunity or resistance by the organism. Ozone laundry systems enable users to reduce costs associated with labor, water, energy, chemical, textile replacement and wastewater. The Company has recently changed its business model to include the licensing of proprietary technologies to partners who have resources and infrastructures better suited to successfully commercialize certain of the Company's technologies or products. The Company has entered into a Technology Licensing Agreement with Consolidated Stills and Sterilizers of Boston, MA. The agreement licenses the ozone medical instrument sterilization technology developed and patented by the Company for an initial licensing fee and future royalties. The Company anticipates negotiating like arrangements on other of its proprietary technologies when the circumstances are beneficial. Cyclopss will continue to engage in all integrated functions required in the synthesis, manufacturing and marketing of its specialty chemicals.

   Consumers, food producers and processors, both large and small, are searching for new technologies to address food safety and sterilization concerns. Both consumers and food processors, who have relied heavily on chlorination and other chemicals to decontaminate foods and household items, are being forced to consider alternatives to chlorine and those other toxic chemicals. The Company believes that ozone products offer a lower cost and more environmentally-friendly and consumer accepted form of decontamination and sterilization than many other chemical treatments and irradiation.

   These statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward looking statements. These risks and uncertainties include product development or production difficulties or delays due to supply constraints, technical problems or other factors; technological changes; the effect of global, national and regional economic conditions; the impact of competitive products and pricing; changes in demand; increases in component prices or other costs; and a number of other risks including those identified by the Company throughout Form 10- KSB for February 29, 2000, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

   Results of Operations

   The Company's revenues were $180,757 for the three months ended May 31, 2000 compared to $316,732 for the three months ended May 31, 1999. This decrease was mainly due to the Company's shift in the use of its employees and resources from the generation of short term revenues, required to cover operating expenses, to research and design efforts in developing long term future product and application royalty receipts as described further. The Company's gross margin for the three months ended May 31, 2000, was $91,465 compared to $186,733 for the three months ended May 31, 1999. This reduction is due to a decrease in product sales as described above. The Company continues to closely monitor expenses to minimize all unnecessary operating costs. The Company expects to start receiving royalty payments from the sale of consumer products as described further in this section.

   Research and development expenses increased to $13,456 for the three months ended May 31, 2000 from $0 for the three months ended May 31, 1999. The Company eliminated all research and development costs during the three months ended May 31, 1999, due to lack of necessary funds for this function. The Company resumed its research and development efforts in the second quarter fiscal 2000 when funds and personnel were available for these activities.

   Selling and marketing expenses increased to $29,596 for the three months ended May 31, 2000 from $0 for the three months ended May 31, 1999. In 1999, the Company took steps to eliminate marketing staff and eliminated all advertising in order to help conserve cash. Management believes that it is critical to periodically support and supplement its sales efforts through advertising, public relations and trade-show participation when sufficient funds are available, and started to dedicate limited funds to selling and marketing expense in year 2000.

   General and administrative expenses increased to $255,737 for the three months ended May 31, 2000 from $86,919 for the three months ended May 31, 1999. The unusually low general and administrative expenses last year were due to a refund of $138,875 for insurance premiums that was received and recorded against administrative expenses. Excluding the refund of insurance premiums, the general and administrative expenses for the first quarter of this year are comparable to the same period last year. Management is closely monitoring and controlling these expenses. However legal and accounting expenses related to newly enacted SEC requirements continue to escalate, and new regulations are being adopted with increasing regularity. These expenses while burdensome are crucial to providing and maintaining a market for the Company's securities. These expenses are expected to increase in fiscal 2001, with other potential increases due to management and human resource requirements for the Company should commercial activities increase, and more funds become available for this use.

   The Company recorded net loss applicable to common stock for the three months ended May 31, 2000 of $274,969. The income recorded for the three months ended May 31, 1999 was $54,921. This change is due partly to a refund of $138,875 for insurance premiums that was received and recorded last year.

   A toothbrush and a kitchen sponge sanitizer were developed by Otres, a strategic partner, in collaboration with the Company and are the subject of a co-marketing agreement with the Crest and Dawn divisions of P&G. The products are designed to kill 99.9% of germs found on toothbrushes and kitchen sponges using ozone technology, and they address a growing consumer concern, that of reducing the spread of germs and microorganisms, such as streptococci and staphylococci on toothbrushes and e-coli, salmonella and listeria on kitchen sponges. The Company will receive ongoing royalty revenues from the sale of those products. The products were expected to be available to the consumer market in February 2000, and the Company had been relying, in part, on those royalty revenues to offset operating expenses. However due to a series of situations over which the Company had no control, product introduction has been delayed until July 2000. The OTRES products, when released will be available for purchase on the Company's website (www.cyclopss.com), as well as grocery, appliance and hardware stores, mass merchandisers and drug stores.


   Liquidity and Capital Resources

   In December 1999, the Company entered into an Unsecured Promissory Note for $250,000 with P&G. In February 2000, the Company received a second financing of a Convertible Secured Loan for $750,000 which provides long-term working capital for the Company. $250,000 of this total was received and recorded in the first quarter ended May 31, 2000. The balance of $500,000 was received on June 19, 2000. The loan is secured by a first security interest in all of the Company's Intellectual Properties and will be due and payable in full on the one year anniversary date of its execution. The loan agreement grants a conversion right to P&G allowing for the conversion of all or any part of the outstanding loan, including all or any part of interest due, into shares of the Company's common stock at anytime during the term of the loan, and at the sole discretion of P&G. The Company has, and continues to engage in several diverse development and testing contracts within various departments of P&G. In addition, under the terms of the agreement, P&G will be granted an Exclusive First Right of Refusal for the licensing of all the current and future technologies of the Company. There are no assurances that cash received from these arrangements will be sufficient to meet the Company's operating needs through February 28, 2001.

   Cash used in operating activities was $478,877 for the three months ended May 31, 2000 compared to $154,793 for the three months ended May 31, 1999. A large portion of this increase was due to the Company paying off accrued liabilities and extremely aged accounts payables that had been accumulating for a substantial amount of time, decreasing accrued liabilities by $364,432 this year compared to $55,208 last year.

   Cash expenditures for property, equipment and developed patents were $36,805 for the three months ended May 31, 2000 compared to $0 for the three months ended May 31, 1999. This increase was due primarily to Company updating, maintaining and filing new patents.

   Net cash provided by financing activities for the three months ended May 31, 2000, was $450,228. $196,000 of this total was received from the exercise of certain "Series A" warrants in connection with an offering of 1,000,000 "Series A" preferred shares made in October of 1997. These warrants were exercisable at $.50 each, and 392,000 common shares were issued for $196,000 upon the exercise of the same number of warrants. $250,000 was received from P&G during this quarter, as part of the loan described earlier. Cash provided by financing activities for the three months ended May 31, 1999 was $170,705, due mainly to issuance of 157 shares of "Series C" preferred shares.

   Total assets decreased to $454,871 for the three months ended May 31, 2000 from $466,984 for the year ended February 29, 2000, due to a decrease in the Company's cash position, after paying down a considerable portion of accounts payable and accrued liabilities.

   Total current liabilities decreased to $944,093 at May 31, 2000 from $1,060,173 at February 29, 2000, mainly due to decreases in accounts payable and accrued liabilities.


   Plan of Operation

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

   In the near future the Company will continue to provide low volume production of ozone systems to the US Navy, however, the Company has entered into an exclusive relationship with Alliance Laundry to jointly furnish Eco-Wash ozone laundry systems to the Navy. The Company anticipates the manufacturing activity will become the function of Alliance or some other contract manufacturer as demand from the Navy dictates. The Company and Alliance are currently in discussions in regards to co-venturing other commercial laundry markets other than the Navy. The Company continues to seek industry participants for design and development work required in modifying their existing products to accommodate the incorporation of the Company's proprietary technologies. This model allows the Company to keep the number of employees limited to specific requirements of the technology application, and converts the Company into a technology purveyor.

   This business model is illustrated by the current business relationship between the Company, P&G and Otres, Inc. Cyclopss had established a working relationship with P&G early in 1999. In May of 1999, the Company was approached by the principals of Otres to assist in the development and validation of a toothbrush sanitizer and a kitchen sponge sanitizer utilizing ozone. The management of the Company determined the products could be of great interest to P&G and, after having appropriate confidentiality documents executed, Otres agreed to allow the Company to introduce the product concepts to P&G. P&G determined they had products that would lend themselves to a co-marketing relationship with the Otres appliances as long as the product development was responsibly executed and the technology application proved safe and effective. Both Otres and P&G engaged the Company for these activities. The Company manages the relationship with P&G for Otres under contract, and contributed to the execution of co-marketing agreements between Otres and CREST(R) for the toothbrush sanitizer, and Otres and DAWN(R) for the kitchen sponge sanitizer that were announced at the International Home Appliance Show in Chicago on January 16, 2000. The Company negotiated to receive an ongoing royalty from the sale of these appliances, which provides the potential for significant future revenues with minimal related costs.

   To better provide the personnel required under this business model the Company moved its Research and Development activities to New Mexico in February 2000. The Company maintains a limited administrative staff in its current offices in Salt Lake City, Utah, as well as the Biochem division.

   The Company anticipates its revenues as well as the source of those revenues to change significantly through establishment of these types of relationships. However, there can be no assurance that the financing as completed with P&G will be sufficient to offset cash demands, nor can there be any assurance that any of the Company's products will be accepted in such numbers as to make the royalty revenues significant enough to cover the cost of operation.

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

   PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings.None.

      Item 2.     Changes in Securities and use of proNone.

      Item 3.     Defaults Upon Senior SecuritieNone.

      Item 4.     Submission of Matters to a Vote of Security HoldNone.

      Item 5.     Other Information.

      Item 6. Exhibits and Reports on Form S-8. To register Executive Employee Stock Option Agreements, register shares for director fees, legal and consulting fees.








                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CYCLO3PSS CORPORATION


   Date: July 14, 2000                    By/s/ William R. Stoddard
                                          -----------------------
                                          William R. Stoddard
                                          Chief Executive Officer
                                          Principal Executive Officer



   Date: July 14, 2000                    By/s/ Mondis Nkoy
                                          ----------------------------------
                                          Mondis Nkoy
                                          Controller, Corporate Secretary
                                          Principal Financial Officer