Form 10QSB
period 2000-08-31
CYCLO3PSS CORP
filed 2000-10-17
CIK 895319

-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED August 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22720

                              CYCLO3PSS CORPORATION
           (Name of Small Business Issuer as specified in its charter)

                Delaware                                87-0455642
          -------------------                     ----------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    Incorporation or organization)                    Identification No.)

       3646 West 2100 South
       Salt Lake City, Utah                             84120-1202
     -------------------------                        ---------------
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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes x No.

     Common Stock outstanding at October 14, 2000 - 28,404,815 shares of $.001 par value Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE: NONE

-------------------------------------------------------------------------------

                                   FORM 10-QSB

                       Financial Statements and Schedules
                              Cyclo3pss Corporation

                     For Three Months Ended August 31, 2000

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                         PART I - FINANCIAL INFORMATION

                                                                   Page of
                                                                 Form 10-QSB
                                                                -------------
   Item 1. Financial  Statements

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

   Item 3. Defaults Upon Senior Securities............................18

   Item 4. Submission of Matters to a Vote of Security Holders........18

   Item 5. Other Information..........................................19

   Item 6. Exhibits...................................................19

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets
-------------------------------------------------------------------------------
   (UNAUDITED)





                                                   August 31      February 29
                                                      2000           2000
                                                  ------------ --------------
  Assets

   Current assets:

      Cash                                          $208,950       $107,565
      Accounts receivable                             61,485         70,723
      Inventories                                     17,930         17,930
      Prepaid expenses                                10,935          5,815
                                                  ------------ --------------
  Total current assets                               299,300        202,033

  Property and equipment, net                        105,436        135,521

  Other assets:
      Acquired patents, net                           54,607         72,807
      Developed patents and other, net                54,581         56,623
                                                  ------------ --------------
                                                    $513,924       $466,984
                                                  ============ ==============

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets (continued)
   (UNAUDITED)
 -----------------------------------------------------------------------------

                                                                      August 31  February 29
                                                                         2000       2000
                                                                    -------------------------
   Liabilities and stockholders' equity (deficit)

  Current liabilities:
      Accounts payable                                                 $99,149     $256,955
      Accrued liabilities                                              172,079      449,440
      Note Payable                                                   1,000,000      250,000
      Current portion of capital lease obligations                         834        3,778
      Deferred Revenue                                                 100,000      100,000
                                                                    -------------------------
  Total current liabilities                                          1,372,062    1,060,173


  Commitments and contingencies

   Stockholders' equity (deficit):
    Preferred stock:
      Preferred stock issuable in series: par value $.01,
          4,500,000 authorized:
          Series "A" convertible preferred stock; 356,638
            shares authorized; 356,638 shares issued and
            outstanding                                                   356          356
         Series "B" convertible preferred stock; 30,000
            shares authorized; 795 and 900 shares issued and
            outstanding  at August 31, 2000 and February 29,
            2000, respectively                                              8           9
         Series "C" convertible preferred stock; 550 shares
            authorized; none and 75 shares issued and
           outstanding at August 31, 2000 and February 29,
           2000, respectively                                             ---           1
      Class "A" preferred stock, par value $.01; 500,000
           shares authorized; none issued or outstanding                  ---         ---
      Common stock, par value $.001;  55,000,000 shares                 27,925      25,734
          authorized; shares issued at August 31,
         2000 and 25,226,066 shares issued at February 29               27,925      25,225
      Additional paid-in capital                                    19,404,648  19,028,410
      Accumulated deficit                                          (19,789,530)(19,145,645)
      Less treasury stock, 264,000 common shares at cost              (501,545)   (501,545)
                                                                  -------------------------
      Total stockholders' equity (deficit)                            (858,138)   (593,189)
                                                                  -------------------------
                                                                      $513,924    $466,984
                                                                  =========================


   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Operations
 -----------------------------------------------------------------------------
   (UNAUDITED)





                                                   For the three months ended
                                                             August 31
                                                        2000           1999
                                                  -------------- --------------

   Net revenues                                       $44,409       $169,203

   Costs and expenses:
      Cost of sales                                   111,222        118,108
      Research and development                         20,389             --
      Selling and marketing                            35,985             --
      General and administrative                      221,651        234,978
      Depreciation and amortization                    25,718         29,896
                                                  -------------- --------------
                Total expenses                        414,965        382,982

  Loss from operations                               (370,556)      (213,779)
   Legal settlement expense                              --         (853,000)
  Interest income                                       1,684              3
  Interest expense                                        (44)          (229)
                                                  -------------- --------------
  Net loss                                           (368,916)    (1,067,005)
   Preferred stock dividends                             --           (8,499)
                                                  -------------- --------------
   Net loss applicable to common stockholders       $(368,916)   $(1,075,504)
                                                  ============== ==============
   Net loss per common share                            $(.01)         $(.06)
                                                  -------------- --------------
    Weighted average number of common shares
        issued and outstanding                     27,159,853     17,779,482
                                                 ============== ==============







   See accompanying notes to condensed consolidated financial statements

   Condensed Consolidated Statements of Operations
-------------------------------------------------------------------------------
   (UNAUDITED)





                                                     For the six months ended
                                                             August 31
                                                        2000           1999
                                                  -------------- --------------

   Net revenues                                      $225,165       $485,935

   Costs and expenses:
      Cost of sales                                   200,514        248,107
      Research and development                         33,845             --
      Selling and marketing                            65,582             --
      General and administrative                      477,386        321,897
      Depreciation and amortization                    93,767         65,957
                                                  -------------- --------------
                Total expenses                        871,094        635,961

  Loss from operations                               (645,929)      (150,026)
   Legal settlement expense                                --       (853,000)
  Interest income                                       2,175             18
  Interest expense                                       (131)          (577)
                                                  -------------- --------------
  Net loss                                           (643,885)    (1,003,585)
   Preferred stock dividends                               --        (16,998)
                                                 -------------- --------------
   Net loss applicable to common stockholders       $(643,885)   $(1,020,583)
                                                 ============== ==============
   Net loss per common share                            $(.02)         $(.06)
                                                 -------------- --------------
    Weighted average number of common shares
        issued and outstanding                     27,236,575     17,709,482
                                                 ============== ==============












   See accompanying notes to condensed consolidated financial statement

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Cash Flow
   (UNAUDITED)
------------------------------------------------------------------------------

                                                                   For the six months ended
                                                                           August 31
                                                                     2000            1999
                                                                --------------------------------
  Cash flows from operating activities:
   Net loss                                                       $(643,885)      $(1,003,585)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                              93,766            65,957
          Common stock issued for services                          177,060             --
          Common stock issued for legal settlement                    --              853,000
          Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                        9,238           (88,677)
    Increase in inventories                                           --               11,868
    Increase in prepaid expense                                      (5,120)           (7,587)
    (Decrease) increase in accounts payable/accrued liabilites     (435,167)           24,606
                                                               --------------------------------
  Net cash used in operating activities                            (804,108)         (144,418)
                                                               --------------------------------

  Cash flows from investing activities:
      Purchase of property and equipment                            (11,713)             (802)
      Addition to developed patents and other                       (31,728)           (9,914)
                                                               --------------------------------
  Net cash used in investing activities                             (43,441)          (10,716)
                                                               --------------------------------
  Cash flows from financing activities:
      Proceeds from issuance of preferred and common stock            --              156,825
      Proceeds from issuance of warrants                            196,000              --
      Proceeds from issuance and exercise of stock options            5,878            18,000
      Proceeds from notes payable                                   750,000              --
      Principal payments under capital lease obligations             (2,944)           (9,425)
                                                               --------------------------------
  Net cash provided by financing activities                         948,934           165,400
                                                               --------------------------------

  Net increase (decrease) in cash                                   101,385            10,266

  Cash at beginning of period                                       107,565            36,018
                                                               --------------------------------

  Cash at end of period                                           $ 208,950           $46,284
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

   In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Cyclo3pss Corporation ("Company") as of August 31, 2000, and the results of its operations and its cash flows for the interim periods ended August 31, 2000 and August 31, 1999. The operating results for the interim periods are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended February 29, 2000.

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

   Inventory

   Inventory primarily consists of raw material related to the production of "VAC" soil laundry counting system.

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

   2.  Basis of Presentation

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at August 31, 2000 of $19,789,530 and $19,145,645 at February 29, 2000, and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

   The net loss for the six months ended August 31, 2000 was $643,885 and for the year ended February 29, 2000 was $1,960,414. To date, the Company has funded its operations through the issuances of common and preferred stock, and a loan as described further. The Company anticipates a net loss for the year ended February 28, 2001, and with a cash balance of $208,950 at August 31, 2000 and expected cash requirements for the year, there is substantial doubt as to the Company's ability to continue operations.

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

   The severe financial condition of the Company was disclosed to Procter & Gamble (" P&G") during the last week of November 1999. P&G responded immediately and after conferring with the Company's management negotiated and subsequently entered into a new Letter of Intent on December 10, 1999. The agreement allowed for two separate financings by P&G to the Company. The first, a Secured Convertible Promissory Note for $250,000, was executed and funded in concert with the signing of the new Letter of Intent in order to relieve the immediate and critical cash requirements of the Company. The second Secured Convertible Promissory Note for $750,000 provides long-term working capital for the Company. The entire $1,000,000 loan is secured by a first security interest in all of the Company's Intellectual Properties and will be due and payable in full on the one year anniversary date of its execution, February 1, 2001. The loan is non interest bearing, but in the event of a default, it may accrue up to 15% interest. The loan agreement grants a conversion right to P&G allowing for the conversion of all or any part of the outstanding loan, including all or any part of interest due into shares in the Company's common shares of stock at anytime during the term of the loan, and at the sole discretion of P&G, at the average closing bid price of the Company's common stock for ten consecutive business days prior to the date of execution of the note, February 2, 2000, which was $.27987. The
   Company contemplates engaging in several diverse development and testing contracts within various departments of P&G. In addition, under the terms of the agreement, P&G will be granted an Exclusive First Right of Refusal for the Licensing of all the current and future technologies of the Company.

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

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------

   4. Segment Information (continued)

                                  For three months ended         For six months ended
                                 Aug 31, 2000  Aug 31, 1999   Aug 31, 2000  Aug 31, 1999
                                ------------- -------------- ------------- --------------
   Net revenues
     Ozone products             $    6,321     $   39,830     $  82,408     $  248,129
     Biochemical products           38,087        129,373       142,757        237,806
                                ------------- -------------- ------------- --------------

     Total Revenue              $   44,408     $  169,203     $ 225,165     $  485,935
                                ============= ============== ============= ==============

   Operating income (loss)
     Ozone products             $ (114,972)    $ (100,214)    $(142,990)    $  (30,304)
     Biochemical products          (25,091)        44,591        23,944         76,809
                                ------------- -------------- ------------- --------------
     Total operating income(loss) (140,063)       (55,623)     (119,046)        46,505

        Corporate expenses        (230,493)    (1,011,156)     (526,883)    (1,049,531)
        Interest income              1,684              3         2,175             18
        Interest expense               (44)          (229)         (131)          (577)
                                ------------- -------------- ------------- --------------
        Net income (loss)       $ (368,916)   $(1,067,005)   $ (643,885)   $(1,003,585)
                                ============= ============== ============= ==============

   Identifiable assets
        Ozone products                                         $262,345       $387,834
        Biochemical products                                     68,696        152,203

        General corporate assets                                182,883         92,990
                                                             ------------  ------------
        Total assets                                           $513,924       $633,027
                                                             ===========   ============



   5. Stockholders' Equity

   During the six months ended August 31, 2000, the Company had the following equity transactions: 105 Series "B" preferred shares were redeemed for 1,125,618 unrestricted common shares pursuant to the legal settlement with Mifal Kilta et al. in September of 1999. 75 shares of Series "C" convertible preferred stock were converted into 744,250 shares of common stock. Also some "Series A" warrants were exercised at $.50 each, and 392,000 common shares were issued for $196,000 upon the exercise of 392,000 warrants. 350,000 shares were issued in lieu of cash payment for services. Finally 87,800 shares were issued in connection to some exercise of stock options by the Company's employees.

                                PART I - ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   General

   Cyclopss Corporation (the "Company") historically has been engaged in a fully integrated business model providing the design, manufacturing, assembly, sales and installation of ozone application technologies and processes. The Company's principal technology provides an alternative to address food safety concerns and laundry disinfection and processing efficiency. Ozone technology is proven to reduce microbial counts on food products without the potential for the development of immunity or resistance by the organism. Ozone laundry systems enable users to reduce costs associated with labor, water, energy, chemical, textile replacement and wastewater. The Company has recently changed its business model to include the licensing of proprietary technologies to partners who have resources and infrastructures better suited to successfully commercialize certain of the Company's technologies or products. The Company has entered into a Technology Licensing Agreement with Consolidated Stills and Sterilizers of Boston, MA. The agreement licenses the ozone medical instrument sterilization technology developed and patented by the Company for an initial licensing fee and future royalties. The Company anticipates negotiating like arrangements on other of its proprietary technologies when the circumstances are beneficial. Cyclopss will continue to engage in all integrated functions required in the synthesis, manufacturing and marketing of its specialty chemicals.

   Consumers, food producers and processors, both large and small, are searching for new technologies to address food safety and sterilization concerns. Consumers and food processors, who have relied heavily on chlorination and other chemicals to decontaminate foods and household items, are being forced to consider alternatives to chlorine and other toxic chemicals. The Company believes that ozone products offer a lower cost and more environmentally-friendly and consumer accepted form of decontamination and sterilization than many other chemical treatments.

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


   Results of Operations

   The Company's revenues were $44,409 for the three months ended August 31, 2000 compared to $169,203 for the three months ended August 31, 1999. The revenues were $225,165 for the six months ended August 31, 2000 compared to $485,935 for the six months ended August 31, 1999. This decrease was mainly due to the Company's shift in the use of its employees and resources from the generation of short term revenues, required to cover operating expenses, to research and design efforts in developing long term future product and application royalty receipts as described further. The Company's gross margin for the three months ended August 31, 2000 was $(66,813) compared to $51,095 for the three months ended August 31, 1999. The gross margin for the six months ended August 31, 2000 was $24,651 compared to $237,828 for the six months ended August 31, 1999. This reduction is due to a decrease in product sales as described above. The Company continues to closely monitor expenses to minimize all unnecessary operating costs. The Company expects to start receiving royalty payments from the sale of consumer products as described further in this section.

   Research and development expenses increased to $20,389 and $33,845 for the three and six months ended August 31, 2000, respectively from $0 for the three and six months ended August 31, 1999. The Company eliminated all research and development costs during the three and six months ended August 31, 1999, due to lack of necessary funds for this function. The Company resumed its research and development efforts in the last quarter of fiscal 2000 when funds and personnel were available for these activities.

   Selling and marketing expenses increased to $35,985 and $65,582 for the three and six months ended August 31, 2000, respectively, from $0 for the three and six months ended August 31, 1999. In 1999, the Company eliminated marketing staff and eliminated all advertising in order to help conserve cash.
   Management  believes  that  it  is  critical  to  periodically   support  and
   supplement its sales efforts through advertising, public relations and trade-show participation when sufficient funds are available, and started to dedicate limited funds to selling and marketing expense in the last quarter of fiscal 2000.

   General and administrative expenses decreased to $221,651 for the three months ended August 31, 2000 from $234,978 for the three months ended August 31, 1999. General and administrative expenses increased to $477,386 for the six months ended August 31, 2000 from $321,897 for the six months ended August 31, 1999. The unusually low general and administrative expenses last year were due to a refund of $138,875 for insurance premiums that was recorded against administrative expenses in the first quarter. Excluding the refund of insurance premiums, the general and administrative expenses for the first and second quarter of this year are comparable to the same periods last year. Management is closely monitoring and controlling these expenses. However, management has little control over the escalating legal and accounting expenses related to newly enacted SEC requirements and new regulations that are being adopted with increasing regularity. These expenses while burdensome are crucial to providing and maintaining a market for the Company's securities. These expenses are expected to increase in fiscal 2001, with other potential increases due to management and human resource requirements for the Company should commercial activities increase, and more funds become available for this use.

   The Company recorded net loss applicable to common stockholders for the three months ended August 31, 2000 of $368,916 compared to $1,075,504 for the three months ended August 31, 1999. Net loss applicable to common stockholders for the six months ended August 31, 2000 of $643,885 compared to $1,020,583 for the six months ended August 31, 1999. The Company recorded $853,000 in August 1999 legal settlement expenses in connection with the settlement agreement it reached with Mifal Klita et al. in September of 1999. During the period from May through August

   1996, the Company sold its series B preferred stock in a private placement offering to certain investors pursuant to the provisions of Regulation S. One of these investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of series B preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, entitled Mifal Klita to the conversion of the series B preferred shares into unrestricted common stock of the Company plus shares for legal fees and other provisions stated in the original agreement. The unrestricted common stock will be disbursed monthly over a two year period.

   A toothbrush and a kitchen sponge sanitizer were developed by Otres, a strategic partner, in collaboration with the Company and are the subject of a co-marketing agreement with the Crest and Dawn divisions of P&G. The products are designed to kill 99.9% of germs found on toothbrushes and kitchen sponges using ozone technology, and they address a growing consumer concern, that of reducing the spread of germs and microorganisms, such as streptococci and staphylococci on toothbrushes and e-coli, salmonella and listeria on kitchen sponges. The Company will receive ongoing royalty revenues from the sale of those products. The products are expected to be available to the consumer market in September 2000. The OTRES products, when released, will be available for purchase on the Company's website (www.cyclopss.com), as well as grocery, appliance and hardware stores, mass merchandisers and drug stores.


   Liquidity and Capital Resources

   In December 1999, the Company entered into a Secured Convertible Promissory Note for $250,000 with P&G. In February 2000, the Company received a second financing of a Secured Convertible Promissory Note for $750,000 which provides long-term working capital for the Company. With respect to the second $750,000 Note, $250,000 in cash was received and recorded in the first quarter ended May 31, 2000. The balance of $500,000 in cash was received on June 19, 2000. The entire $1,000,000 loan is secured by a first security interest in all of the Company's Intellectual Properties and will be due and payable in full on the one year anniversary date of its execution, February 1, 2001. The loan agreement grants a conversion right to P&G allowing for the conversion of all or any part of the outstanding loan, including all or any part of interest due, into shares of the Company's unrestricted common stock at anytime during the term of the loan, and at the sole discretion of P&G.

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

   Cash used in operating activities was $804,105 for the six months ended August 31, 2000 compared to $144,418 for the six months ended August 31, 1999. A large portion of this increase was due to the Company paying off accrued liabilities and extremely aged accounts payables that had been accumulating for a substantial amount of time. There was a decrease of $435,167 in accounts payable and accrued liabilities for the six months ended August 31, 2000 compared to an increase of $24,606 for the same accounts for the six months ended August 31, 1999.

   Cash expenditures for property, equipment and developed patents were $43,441 for the six months ended August 31, 2000 compared to $10,716 for the six months ended August 31, 1999. This increase was due primarily to Company updating, maintaining and filing new patents.

   Net cash provided by financing activities for the six months ended August 31, 2000 was $948,934, $196,000 of this total was received from the exercise of certain "Series A" warrants in connection with an offering of 1,000,000 "Series A" preferred shares made in October of 1997.These warrants were exercisable at $.50 each, and 392,000 common shares were issued for $196,000 upon the exercise of the same number of warrants. $750,000 was received from P&G during this period as part of the loan described earlier. Cash provided by financing activities for the six months ended August 31, 1999 was $165,400, due mainly to issuance of 157 shares of "Series C" preferred shares.

   Total assets increased to $513,924 at August 31, 2000 from $466,984 as of February 29, 2000. This increase was mainly due to increase in cash, slightly offset by increase in amortization and depreciation of assets.

   Total current liabilities increased to $1,372,062 at August 31, 2000 from $1,060,173 at February 29, 2000, mainly due to the increase in Notes payable from $250,000 to $1,000,000, offset by a decrease in accounts payable of $157,806 and a decrease in accrued liabilities of $277,361.

   Plan of Operation

   Under the Company's new plan of operations and revised operations strategy, it will no longer attempt to act as a manufacturer of products using the Company's technology. Instead, the Company intends to act as a provider of specialized and proprietary technologies to others. The Company will direct efforts toward the creation of technology bridges for other companies that will in turn use the Cyclopss technologies to develop new products, processes and services. The Company envisions that it will be able to create strategic alliances, joint ventures and other partnerships with manufacturers, equipment suppliers, and manufacturers and suppliers of disposable and consumable products to utilize the Company's proprietary technologies under a variety of licensing and royalty structures. This new business model will permit the Company to better commercialize its technology, without having to take on the significant cost of developing individual products or manufacturing processes. Revenues will be derived through royalty and licensing arrangements from the commercialization of the Company's products as well as research and development efforts and services performed on behalf of others. This model will allow the Company to more efficiently utilized its limited resources and provide a more effective means of commercializing its significant technology.

   The Company sold an EcoWash ozone laundry system to the US Navy, which was shipped in September of 2000, and is not recorded in this financial statement. Also, the Company has entered into an exclusive relationship with Alliance Laundry to jointly furnish Eco-Wash ozone laundry systems to the Navy. The Company anticipates the manufacturing activity will become the function of Alliance or some other contract manufacturer as demand from the Navy dictates. The Company and Alliance are currently in discussions in regards to co-venturing other commercial laundry markets other than the Navy. The Company continues to seek industry participants for design and development work required in modifying their existing products to accommodate the incorporation of the Company's proprietary technologies. This model allows the Company to keep the number of employees limited to specific requirements of the technology application, and converts the Company into a technology purveyor.

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

   To better provide the personnel required under this business model the Company moved its Research and Development activities to New Mexico in February 2000. The Company maintains a limited administrative staff, and its Biochemical division in its current offices in Salt Lake City, Utah.

   The Company anticipates its revenues as well as the source of those revenues to change significantly through establishment of these types of strategic alliance relationships. However, there can be no assurance that the financing as completed with P&G will be sufficient to offset cash demands, nor can there be any assurance that any of the Company's products will be accepted in such numbers as to make the royalty revenues significant enough to cover the cost of operation.

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

      Item 1.     Legal Proceedings.None

      Item 2.     Changes in Securities.  None.

      Item 3.     Defaults Upon Senior SecuritieNone.

      Item 4.     Submission of Matters to a Vote of Security HoldNone.

      Item 5.     Other Information.

      Item 6(a). Exhibits and Reports on Form S-8. To register Executive Employee Stock Option Agreements, register shares for director fees, legal and consulting fees.

                  6(b). Exhibits and Reports on Form S-3. To register 3,573,024 shares of Common stock that may be used by P&G in lieu of cash repayment of the $1,000,000 Promissary Note as described above.

                                   SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CYCLO3PSS CORPORATION


   Date: October 16, 2000                   By  /s/ William R. Stoddard
                                          ----------------------------------
                                               William R. Stoddard
                                               Chief Executive Officer
                                               Principal Executive Officer



   Date: October 16, 2000                   By /s/ Mondis Nkoy
                                          ----------------------------------
                                               Mondis Nkoy
                                               Controller, Corporate Secretary
                                               Principal Financial Officer