Form 10QSB
period 2000-11-30
CYCLO3PSS CORP
filed 2001-01-16
CIK 895319

CONFORMED
------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED November 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22720

                              CYCLO3PSS CORPORATION
           (Name of Small Business Issuer as specified in its charter)

                 Delaware                                   87-0455642
               ------------                            ------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        Incorporation or organization)                   Identification No.)

            3646 West 2100 South
            Salt Lake City, Urah                           84120-1202
           ----------------------                        --------------
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

     Common Stock outstanding at January 12, 2001 - 30,082,982 shares of $.001 par value Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE: NONE

------------------------------------------------------------------------------

                                       FORM 10-QSB

                             Financial Statements and Schedules
                                    Cyclo3pss Corporation

                      For Three and Nine Months Ended November 30, 2000

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

   Item 2. Management's Discussion and Analysis or
           Plan of Operations.........................................12

                            PART II - OTHER INFORMATION

   Item 1. Legal Proceedings .........................................18

      Item 2Changes in Securities.....................................18

      Item 3Defaults Upon Senior Securities...........................18

      Item 4Submission of Matters to a Vote of Security Holders.......18

      Item 5Other Information.........................................18

      Item 6Exhibits..................................................18

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets
-------------------------------------------------------------------------------
   (UNAUDITED)





                                                     November 30   February 29
                                                         2000          2000
                                                    ------------- -------------
  Assets

   Current assets:

      Cash                                             $65,206       $107,565
      Accounts receivable                              139,214         70,723
      Notes receivable                                  80,000             --
   Inventories                                          17,930         17,930
      Prepaid expenses                                   5,466          5,815
                                                    ------------- -------------
  Total current assets                                 307,816        202,033

  Property and equipment, net                           77,113        135,521

  Other assets:
      Acquired patents, net                             45,507         72,807
      Developed patents and other, net                  62,724         56,623
                                                    ------------- -------------
                                                      $493,160       $466,984
                                                    ============= =============

   CYCLO3PSS CORPORATION
   Condensed Consolidated Balance Sheets (continued)
   (UNAUDITED)
 -----------------------------------------------------------------------------

                                                               November 30   February 29
                                                                   2000         2000
                                                              ---------------------------
   Liabilities and stockholders' equity (deficit)

  Current liabilities:
      Accounts payable                                            $96,487     $256,955
      Accrued liabilities                                         180,809      449,440
      Note Payable                                              1,000,000      250,000
      Current portion of capital lease obligations                    694        3,778
      Deferred Revenue                                            100,000      100,000
                                                              ---------------------------
  Total current liabilities                                     1,377,990    1,060,173

  Commitments and contingencies

   Stockholders' equity (deficit):
    Preferred stock:
      Preferred stock issuable in series: par value $.01,
          4,500,000 authorized:
          Series "A" convertible preferred stock; 356,638
             shares authorized; 356,638 shares issued and
             outstanding                                             356          356
         Series "B" convertible preferred stock; 30,000
            shares authorized; 716 and 900 shares issued and
            outstanding at November 30, 2000 and February 29,
            2000, respectively                                         7            9
         Series "C" convertible preferred stock; 550 shares
            authorized; none and 75 shares issued and
            outstanding at November 30, 2000 and February 29,
            2000, respectively                                       ---            1
      Class "A" preferred stock, par value $.01; 500,000
            shares authorized; none issued or outstanding            ---          ---
      Common stock, par value $.001; 55,000,000 shares
           authorized; 29,243,975 shares issued at November
           30, 2000 and 25,226,066 shares issued at February
           29, 2000                                                29,244       25,225
      Additional paid-in capital                               19,555,931    19,028,410
      Accumulated deficit                                     (19,968,823)  (19,145,645)
      Less treasury stock, 264,000 common shares at cost         (501,545)     (501,545)
                                                              ---------------------------
      Total stockholders' equity (deficit)                       (884,830)     (593,189)
                                                              ---------------------------
                                                                 $493,160      $466,984
                                                             =============================


   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Operations
-------------------------------------------------------------------------------
   (UNAUDITED)





                                                    For the three months ended
                                                           November 30,
                                                        2000           1999
                                                  -------------- --------------

   Net revenues                                        $124,876       $268,543

   Costs and expenses:
      Cost of sales                                      84,598         97,573
      Research and development                           17,793             --
      Selling and marketing                              27,264             --
      General and administrative                        148,606        382,739
      Depreciation and amortization                      26,428         27,981
                                                  -------------- --------------
                Total expenses                          304,689        508,293

  Loss from operations                                (179,813)      (239,750)
  Interest income                                           519             --
  Interest expense                                           --          (169)
                                                  -------------- --------------
  Net loss                                            (179,294)      (239,919)
   Preferred stock dividends                                 --        (8,499)
                                                 -------------- --------------
   Net loss applicable to common stock               $(179,294)     $(248,418)
                                                 ============== ==============
   Basic and dilutive net loss per common share          $(.01)         $(.01)
                                                 -------------- --------------
    Weighted average number of common shares
     issued and outstanding                         28,610,961     18,025,784
                                                 ============== ==============








   See accompanying notes to condensed consolidated financial statements

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Operations
 -----------------------------------------------------------------------------
   (UNAUDITED)





                                                    For the nine months ended
                                                           November 30,
                                                        2000           1999
                                                  -------------- --------------

   Net revenues                                        $350,041       $754,478

   Costs and expenses:
      Cost of sales                                     285,112        345,680
      Research and development                           51,638             --
      Selling and marketing                              92,846             --
      General and administrative                        625,994        709,705
      Depreciation and amortization                     120,195         88,868
                                                 -------------- --------------
                Total expenses                        1,175,785      1,144,253

  Loss from operations                                (825,744)      (389,775)
   Litigation settlement expense                            ---      (853,000)
  Interest income                                         2,697             15
  Interest expense                                        (131)          (747)
                                                 -------------- --------------
  Net loss                                            (823,178)    (1,243,507)
   Preferred stock dividends                                ---       (25,497)
                                                 -------------- --------------
   Net loss applicable to common stock               $(823,178)    $(1,269,004)
                                                 =============================
   Basic and dilutive net loss per common share          $(.03)         $(.07)
                                                 -------------- --------------
    Weighted average number of common shares
     issued and outstanding                         27,694,704     16,753,956
                                                 =============================
-------------------------------------------------------------------------------
   See accompanying notes to condensed consolidated financial statement

   CYCLO3PSS CORPORATION
   Condensed Consolidated Statements of Cash Flows
   (UNAUDITED)
-------------------------------------------------------------------------------


                                                                    For the nine months ended
                                                                             November 30,
                                                                       2000            1999
                                                                  --------------------------------
  Cash flows from operating activities:
      Net loss                                                      $(823,178)     $(1,243,507)
      Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                    120,195           88,870
             Common stock issued for legal settlement                      --          853,000
             Common stock issued to board in lieu of compensation          --           13,750
             Common stock issued for services                         177,060               --
             Changes in operating assets and liabilities:
       Decrease in accounts receivable                               (148,491)         (43,372)
       Increase in inventories                                             --           11,818
       Decrease in prepaid expense                                        349           42,128
      (Decrease) increase in accounts payable and accrued            (429,099)         146,982
         liabilities
                                                                  --------------------------------
  Net cash used in operating activities                            (1,103,164)        (130,331)
                                                                  --------------------------------
  Cash flows from investing activities:
      Disposal and purchase of property and equipment                   6,215             (802)
      Addition to developed patents and other                         (46,803)         (11,876)
                                                                  --------------------------------
  Net cash used in investing activities                               (40,588)         (12,678)
                                                                  --------------------------------

  Cash flows from financing activities:
      Proceeds from issuance of common stock                          150,000          156,825
      Proceeds from issuance of warrants                              196,000               --
      Proceeds from issuance and exercise of stock options              8,477           18,000
      Proceeds from notes payable                                     750,000               --
      Principal payments under capital lease obligations               (3,084)          (7,743)
                                                                  --------------------------------
  Net cash provided by financing activities                         1,101,393          167,082
                                                                  --------------------------------

  Net decrease (increase) in cash                                     (42,359)          24,073

  Cash at beginning of period                                         107,565           36,018
                                                                  --------------------------------
  Cash at end of period                                               $65,206          $60,091
                                                                  ================================

   Non-cash financing activities:                                 $        --         $  8,499
   Issuance of preferred stock dividend
                                                                  ================================

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

   In the opinion of management, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Cyclo3pss Corporation ("Company") as of November 30, 2000, and the results of its operations and its cash flows for the interim periods ended November 30, 2000 and November 30, 1999. The operating results for the interim periods are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended February 29, 2000.

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

   2.  Basis of Presentation

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at November 30, 2000 of $19,968,823 and $19,145,645 at February 29, 2000, and periodic cash flow difficulties, all of which raise substantial doubt of the Company's ability to continue as a going concern.

   The net loss for the nine months ended November 30, 2000 was $823,178 and for the year ended February 29, 2000 was $1,960,414. To date, the Company has funded its operations through the issuances of common and preferred stock, and a loan as described further. The Company anticipates a net loss for the year ended February 28, 2001, and with a cash balance of $65,206 at November 30, 2000 and expected cash requirements for the year, there is substantial doubt as to the Company's ability to continue operations.

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

   The severe financial condition of the Company was disclosed to Procter & Gamble (" P&G") during the last week of November 1999. P&G responded immediately and after conferring with the Company's management negotiated and subsequently entered into a Letter of Intent on December 10, 1999. The agreement allowed for two separate financings by P&G to the Company. The first, a Secured Convertible Promissory Note for $250,000, was executed and funded in concert with the signing of the Letter of Intent in order to relieve the immediate and critical cash requirements of the Company. The second Secured Convertible Promissory Note for $750,000 provides long-term working capital for the Company. The entire $1,000,000 loan is secured by a first security interest in all of the Company's Intellectual Properties and will be due and payable in full on the one year anniversary date of its execution, February 1, 2001. The loan is non interest bearing, but in the event of a default, it may accrue up to 15% interest. The loan agreement grants a conversion right to P&G allowing for the conversion of all or any part of the outstanding loan, including all or any part of interest due into shares in the Company's common shares of stock at anytime during the term of the loan, and at the sole discretion of P&G, at the average closing bid price of the Company's common stock for ten consecutive business days prior to the date of execution of the note, February 2, 2000, which was $.27987. The
   Company contemplates engaging in several diverse development and testing contracts within various departments of P&G. In addition, under the terms of the agreement, P&G will be granted an Exclusive First Right of Refusal for the Licensing of all the current and future technologies of the Company.

   3. Contingencies

   The Company is not a party to and presently is not aware of any pending claims or existing litigation. Previous settled matters are described in the Company's Form 10-KSB for the year ended February 29, 2000.

   4. Segment Information

   On March 7, 2000 the Company internally realigned its ozone businesses, collapsing two business units, Cyclopss Laundry Systems, Inc. and Eco-Pure Food processing Systems, Inc. During the nine months ended November 30, 2000 the Company operated in two principal industries; the manufacture, sale and installation of ozone products ("ozone products"); and the manufacture and sale of specialty chemicals ("biochemical products"). Operating profit is total revenue less operating expenses, excluding interest expense and general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, other receivables, prepaid expenses, property and equipment and corporate payables.

   CYCLO3PSS CORPORATION
   Notes to Condensed Consolidated Financial Statements (Unaudited)
------------------------------------------------------------------------------


   4. Segment Information (continued)

                                      For three months ended           For nine months ended
                                 Nov. 30, 2000    Nov. 30, 1999    Nov. 30, 2000    Nov. 30, 1999
                                ---------------  ---------------  ---------------  ---------------
   Net revenues
        Ozone products              $ 74,729        $ 200,693        $ 157,136         $448,822
        Biochemical products          50,147           67,850          192,905          305,656
                                ---------------  ---------------  ---------------  ---------------

        Total Revenue              $ 124,876        $268,543          $350,041         $754,478
                                ===============  ===============  ===============  ===============

   Operating income (loss)
        Ozone products             $ (57,250)       $ 15,297        $ (200,240)       $ (15,007)
        Biochemical products            (602)         (5,734)            23,341          71,075
                                ---------------  ---------------  ---------------  ---------------
        Total operating income (loss)(57,852)          9,563           (176,899)         56,068

        Corporate expenses          (121,961)       (249,313)          (648,845)     (1,298,843)
        Interest income                  519              --              2,697              15
        Interest expense                  --            (169)              (131)           (747)
                                ---------------  ---------------  ---------------  ---------------
        Net income (loss)         $ (179,294)     $ (239,919)       $  (823,178)   $ (1,243,507)
                                ===============  ===============  ===============  ===============

   Identifiable assets
        Ozone products                                                 $227,819        $251,693
        Biochemical products                                             71,356         107,334




        General corporate assets                                        193,985        171,889
                                                                   -------------- ---------------
        Total assets                                                   $493,160       $530,916
                                                                   ============== ===============




   5. Stockholders' Equity

   During the nine months ended November 30, 2000, the Company had the following equity transactions: 184 Series "B" preferred shares were redeemed for 1,879,988 unrestricted common shares pursuant to the legal settlement with Mifal Kilta et al. in September of 1999. Also, 75 shares of Series "C" convertible preferred stock were converted into 744,250 shares of common stock. 392,000 common shares were issued for $196,000 upon the exercise of warrants, and 350,000 shares were issued in lieu of cash payment for services. 167,800 shares were issued in connection with exercise of stock options by the Company's employees. Finally 483,871 shares are due to be issued in connection to a private placement of the company's common stock as described in Liquidity and Capital Resources of this 10-QSB.

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

   Results of Operations

   The Company's revenues were $124,876 for the three months ended November 30, 2000 compared to $268,543 for the three months ended November 30, 1999. The revenues were $350,041 for the nine months ended November 30, 2000 compared to $754,478 for the nine months ended November 30, 1999. This decrease was mainly due to the Company's shift in the use of its employees and resources from the generation of short term revenues, required to cover operating expenses, to research and design efforts in developing long term future product and application royalty receipts as described further. The Company's gross margin for the three months ended November 30, 2000 was $40,278 compared to $170,970 for the three months ended November 30, 1999. The gross margin for the nine months ended November 30, 2000 was $64,929 compared to $408,798 for the nine months ended November 30, 1999. This reduction is due to a decrease in product sales as described above. The Company continues to closely monitor expenses to minimize all unnecessary operating costs. The Company expects to start receiving royalty payments from the sale of consumer products as described further in this section.

   Research and development expenses increased to $17,793 and $51,638 for the three and nine months ended November 30, 2000, respectively from $0 for the three and nine months ended November 30, 1999. The Company eliminated all research and development costs during the three and nine months ended November 30, 1999, due to lack of necessary funds for this function. The Company resumed its research and development efforts in the last quarter of fiscal 2000 when funds and personnel were available for these activities.

   Selling and marketing expenses increased to $27,264 and $92,846 for the three and nine months ended November 30, 2000, respectively, from $0 for the three and nine months ended November 30, 1999. In 1999, the Company eliminated marketing staff and eliminated all advertising in order to help conserve cash. Management believes that it is critical to periodically support and supplement its sales efforts through advertising, public relations and trade-show participation when sufficient funds are available, and started to dedicate limited funds to selling and marketing expense in the last quarter of fiscal 2000.

   General and administrative expenses decreased to $148,606 for the three months ended November 30, 2000 from $382,739 for the three months ended November 30, 1999. General and administrative expenses slightly decreased to $625,994 for the nine months ended November 30, 2000 from $709,705 for the nine months ended November 30, 1999. The unusually low general and administrative expenses last year were due to a refund of $138,875 for insurance premiums that was recorded against administrative expenses in the first quarter. Management is closely monitoring and controlling these expenses. These expenses are expected to increase in fiscal 2001, with other potential increases due to management and human resource requirements for the Company should commercial activities increase, and more funds become available for this use.

   The Company recorded net loss applicable to common stockholders for the three months ended November 30, 2000 of $179,294 compared to $248,418 for the three months ended November 30, 1999. Net loss applicable to common stockholders for the nine months ended November 30, 2000 of $823,178 compared to $1,269,004 for the nine months ended November 30, 1999. The Company recorded $853,000 in legal settlement expenses in connection with the settlement agreement it reached with Mifal Klita et al. in September of 1999. During the period from May through August 1996, the Company sold its series B preferred stock in a private placement offering to certain investors pursuant to the provisions of Regulation S. One of these investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of series B preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, entitled Mifal Klita to the conversion of the series B preferred shares into unrestricted common stock of the Company plus shares for legal fees and other provisions stated in the original agreement. The unrestricted common stock is being disbursed monthly over a two year period.

   A toothbrush and a kitchen sponge sanitizer were developed by Otres, a strategic partner, in collaboration with the Company and are the subject of a co-marketing agreement with the Crest and Dawn divisions of P&G. The products are designed to kill 99.9% of germs found on toothbrushes and kitchen sponges using ozone technology, and they address a growing consumer concern, that of reducing the spread of germs and microorganisms, such as streptococci and staphylococci on toothbrushes and e-coli, salmonella and listeria on kitchen sponges. The Company will receive ongoing royalty revenues from the sale of those products. The products became available to the consumer market, via internet sales, in September 2000. The Otres products have been available for purchase on the Company's website (www.cyclopss.com) since October 1999. The Company anticipates that Otres products will be available in grocery, appliance and hardware stores, mass merchandisers and drug stores within six months.


   Liquidity and Capital Resources

   In December 1999, the Company entered into a Secured Convertible Promissory Note for $250,000 with P&G. In February 2000, the Company entered into a second financing of a Secured Convertible Promissory Note for $750,000 which provides long-term working capital for the Company. With respect to the second $750,000 Note, $250,000 in cash was received and recorded in the first quarter ended May 31, 2000. The balance of $500,000 in cash was received on June 19, 2000. The entire $1,000,000 loan is secured by a first security interest in all of the Company's Intellectual Properties and will be due and payable in full on the one year anniversary date of its execution, February 3, 2001. The loan agreement grants a conversion right to P&G allowing for the conversion of all or any part of the outstanding loan, including all or any part of interest due, into shares of the Company's unrestricted common stock at anytime during the term of the loan, and at the sole discretion of P&G. Subsequent to the quarter end, P&G and the Company have entered into negotiations which would provide for the conversion of $500,000 of the loan principal to equity, and extension of the loan due date to February of 2002, and the payment of any interest accrued to date through the issuance of common stock. There can be no assurance that these negotiations will continue or that they will fruitful and that an agreement will be reached.

   The Company has, and continues to engage in several diverse development and testing contracts within various departments of P&G. In addition, under the terms of the agreement, P&G will be granted an Exclusive First Right of
   Refusal for the purchase or license of all the current and future technologies of the Company. There are no assurances that cash received from these arrangements will be sufficient to meet the Company's operating needs through February 28, 2001.

   Cash used in operating activities was $1,103,164 for the nine months ended November 30, 2000 compared to $130,331 for the nine months ended November 30, 1999. A large portion of this increase was due to the Company paying off accrued liabilities and extremely aged accounts payables that had been accumulating for a substantial amount of time. There was a decrease of $429,098 in accounts payable and accrued liabilities for the nine months ended November 30, 2000 compared to an increase of $146,982 for the same accounts for the nine months ended November 30, 1999.

   Net cash expenditures for property, equipment and developed patents were $40,588 for the nine months ended November 30, 2000 compared to $12,678 for the nine months ended November 30, 1999. This increase was due primarily to Company updating, maintaining and filing new patents.

   Net cash provided by financing activities for the nine months ended November 30, 2000 was $1,101,393. Proceeds of $196,000 were received from the issuance of 392,000 common shares upon the exercise of the same number of warrants. $750,000 was received from P&G during this period as part of the loan described earlier. $150,000 was received from a private placement of the Company's common stock at $.31 (thirty one cents) in October of 2000. Subsequent ot November 30, 2000, the Company received an additional $40,000 in proceeds as a continuation of its private placement of common stock. Cash provided by financing activities for the nine months ended November 30, 1999 was $167,082, due mainly to issuance of 157 shares of "Series C" preferred shares.

   Total assets increased to $493,160 at November 30, 2000 from $466,984 as of February 29, 2000. This increase was mainly due to increase in accounts and notes receivable from $70,723 at February 29, 2000 to $219,214 at November 30, 2000, offset by depreciation of fixed assets, amortization of patents and a decrease in cash.

   Total current liabilities increased to $1,377,990 at November 30, 2000 from $1,060,173 at February 29, 2000, mainly due to the increase in notes payable from $250,000 to $1,000,000, offset by a decrease in accounts payable of $160,468 and a decrease in accrued liabilities of $268,631.

   Plan of Operation

   Under the Company's new plan of operations and revised operations strategy, it will no longer attempt to act as a large volume manufacturer of products using the Company's technology. Instead, the Company intends to act as a provider of specialized and proprietary technologies to others and manufacture small quantities of its products. The Company will direct efforts toward the creation of technology bridges for other companies that will in turn use the Cyclopss technologies to develop new products, processes and services. The Company envisions that it will be able to create strategic alliances, joint ventures and other partnerships with manufacturers, equipment suppliers, and manufacturers and suppliers of disposable and consumable products to utilize the Company's proprietary technologies under a variety of licensing and royalty structures. This new business model will permit the Company to better commercialize its technology, without having to take on the significant cost of developing individual products or manufacturing processes. Revenues will be derived through royalty and licensing arrangements from the commercialization of the Company's products as well as research and development efforts and services performed on behalf of others. This model will allow the Company to more efficiently utilized its limited resources and provide a more effective means of commercializing its significant technology.

   The Company sold an EcoWash ozone laundry system to the US Navy, which was shipped in the third quarter 2000 and paid in the fourth quarter 2000. Also, the Company has entered into an exclusive relationship with Alliance Laundry to jointly furnish Eco-Wash ozone laundry systems to the Navy. The Company anticipates the manufacturing activity will become the function of Alliance or some other contract manufacturer as demand from the Navy dictates. The Company and Alliance are currently in discussions in regards to co-venturing other commercial laundry markets other than the Navy. The Company continues to seek industry participants for design and development work required in modifying their existing products to accommodate the incorporation of the Company's proprietary technologies. This model allows the Company to keep the number of employees limited to specific requirements of the technology application, and converts the Company into a technology purveyor.

   This business model is illustrated by the current business relationship between the Company, P&G and Otres, Inc. Cyclopss had established a working relationship with P&G early in 1999. In May of 1999, the Company was approached by the principals of Otres to assist in the development and validation of a toothbrush sanitizer and a kitchen sponge sanitizer utilizing ozone. The management of the Company determined the products could be of great interest to P&G and, after having appropriate confidentiality documents executed, Otres agreed to allow the Company to introduce the product concepts to P&G. P&G determined they had products that would lend themselves to a co-marketing relationship with the Otres appliances as long as the product development was responsibly executed and the technology application proved safe and effective. Both Otres and P&G engaged the Company for these activities. The Company manages the relationship with P&G for Otres under contract, and contributed to the execution of co-marketing agreements between Otres and CREST(R) for the toothbrush sanitizer, and Otres and DAWN(R) for the kitchen sponge sanitizer that were announced at the International Home Appliance Show in Chicago on January 16, 2000. The Company negotiated to receive an ongoing royalty from the sale of these appliances, which may provide for potential future revenues with minimal related costs.

   On October 6, 2000 the Company entered into a "Term Sheet/ Letter of Agreement" to acquire Oxidyn Incorporated, a North Carolina Corporation. Oxidyn manufactures and sells patented proprietary ozone sanitation systems to the food and beverage industries. The acquisition is subject to a number of specific conditions including the completion of due deligince by each party, and providing Oxidyn with operationg cost of $40,000 a month. To date the Company has made a loan of $80,000 to Oxidyn. As of the date of this filing Oxidyn's preliminary audit suggest it will be unable to meet certain primary conditions of the agreement. The Company will incur no further expenses regarding the transaction unless new terms can be negotiated.


   To better provide the personnel required under this business model the Company moved its Research and Development activities to New Mexico in February 2000. The Company maintains a limited administrative staff, and its Biochemical division in its current offices in Salt Lake City, Utah. Subsequent to the quarter end the Company has reduced the administrative space in Salt Lake City, Utah from 6,400 square feet to 1,260 square feet, by subleasing the extra space.

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

      Item 1.     Legal Proceedings.   None

      Item 2.     Changes in Securities.  None.

      Item 3.     Defaults Upon Senior SecuritieNone.

      Item 4.     Submission of Matters to a Vote of Security HoldNone.

      Item 5.     Other Information.

      Item 6(a). Exhibits and Reports on Form S-8. To register Executive Employee Stock Option Agreements, register shares for director fees, legal and consulting fees.

              6(b)Exhibits and Reports on Form S-3. To register 3,573,024 shares of Common stock that may be used by P&G in lieu of cash repayment of the $1,000,000 Promissary Note as described above.

              6(c)Exhibits and Reports on Form 8-K.   To report on the possible
                  acquisition of Oxidyn Incorporated , by Cyclopss Corporation.

                                   SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CYCLO3PSS CORPORATION


   Date: January 15, 2001                 By/s/ William R. Stoddard
                                          ----------------------------
                                          William R. Stoddard
                                          Chief Executive Officer
                                          Principal Executive Officer


   Date: January 15, 2001                 By/s/ Mondis Nkoy
                                          -----------------------------
                                          Mondis Nkoy
                                          Controller, Corporate Secretary
                                          Principal Financial Officer