Form 10KSB
period 2001-02-28
CYCLO3PSS CORP
filed 2001-06-13
CIK 895319

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act: $0.001 Par Value Common Stock

  Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   X

The Issuer's revenues for the fiscal year ended February 28, 2001 were
$439,350

  As of June 1, 2001, 32,120,349 shares of the Issuer's common stock were issued and outstanding of which 25,795,632 shares were held by non-affiliates. As of June 1, 2001, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by OTC Bulletin Board) was approximately $3,600,000.

            DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Forward-Looking and Cautionary Statements

  This Annual Report on Form 10-KSB contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for these types of statements. To the extent statements in this Annual Report involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward looking statements. These risks and uncertainties include product development or production difficulties or delays due to supply constraints, technical problems or other factors; technological changes; the effect of global, national and regional economic conditions; the impact of competitive products and pricing; changes in demand; increases in component prices or other costs; and a number of other risks including those identified by the Company throughout Item I and elsewhere in this report, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.


Risk Factors

  The following risk factors are inherent in and affect the business of the
Company:

  1. Ability to Continue as a Going Concern. As a result of the Company's financial condition, the Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements for the year ended February 28, 2001, with respect to the Company's ability to
continue as a going concern.   The Company's ability to continue in the normal
course of business is dependent upon its access to additional capital and the success of future operations. Uncertainties as to these matters raised substantial doubt about the Company's ability to continue as a going concern at the date of such report. The net loss for the year ended February 28, 2001 was $1,114,855. In the past the Company has been able to receive funding necessary for its operations through the issuance of convertible debt and common and preferred stock. The Company anticipates a net loss for the year ended February 28, 2002, and with a cash balance of $62,022 at February 28, 2001 and expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

  The Company is attempting to improve these conditions by way of royalty revenues generated from licensing agreements, financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and limited direct product sales. Management believes that either appropriate revenues will be generated and future product sales and royalties will result from these opportunities, or the Company will be able to raise sufficient funds through debt or equity financings to allow the Company to continue operations over the next fiscal year; however, no assurances can be given that sufficient revenues will be generated or additional funding will become available.

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

  4. Lengthy Revenue Cycle. Currently, the Company is focusing the majority of its efforts and financial resources on the ongoing consumer product development and licensing of its food processing and laundry system products and technologies as a means of generating revenue. Installing and integrating new laundry systems requires substantial investments by the Company's potential licensees and customers. In addition, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with the Company's senior management, before reaching a sufficient level of confidence in the system's performance characteristics and compatibility with the licensee's or customer's target applications. Accordingly, the Company's products and any licensing arrangements typically require lengthy sales cycles during which the Company may expend substantial funds and management time and effort with no assurance that revenues will result.

  5. Rapid Technological Change; Dependence on Product Development. The industries in which the Company is engaged are characterized by rapid technological change and evolving industry standards. As a result, the Company must continue to enhance its existing products and develop and manufacture new products and upgrades with improved capabilities, which has required and will continue to require substantial investments in research and development by the Company to advance a number of state-of-the-art technologies. Continuous investments in research and development also will be required to respond to the emergence of new technologies. The failure to develop and market new products, to enhance existing products and arrange appropriate licenses for the products, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market acceptance of the Company's products or a reduction in the Company's royalty streams as a result of intensified price competition.

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

  6. Uncertain Market Acceptance of Products. There can be no assurance that the products created for the Company's customers will gain any significant market acceptance and market share even if required regulatory approvals are obtained. Market acceptance may depend on a variety of factors, including educating consumers and customers regarding the use of a new product or procedure or overcoming objections to certain effects of the product. Market acceptance and market share also are affected by the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company's customers can develop products, gain regulatory approval and reimbursement acceptance, and supply commercial quantities of the product to the market are expected to be important factors in market acceptance and market share. The failure to gain market acceptance of products could have a material adverse effect on the Company's business, results of operations, and financial condition.

  7.   Design and Manufacturing Process Risks.   While the Company has
experience in designing and manufacturing products, the Company may still experience technical difficulties and delays with the design and manufacturing of its products. Such difficulties could cause significant delays in the production of products by third party licensees or the Company and have a material adverse effect on the Company's revenues. In some instances, payment by a manufacturing customer is dependent on the Company's ability to meet certain design and production milestones in a timely manner. Also, some major contracts can be canceled if purchase orders there under are not completed when due. Potential difficulties in the design and manufacturing process that could be experienced by the Company include difficulty in meeting required specifications, difficulty in achieving necessary manufacturing efficiencies, and difficulties in obtaining materials on a timely basis. Such design and manufacturing difficulties could have a material adverse effect on the Company's business, financial condition and result of operations.

  8.   Expansion of Marketing Activities; Limited Distribution.   The Company
currently has no domestic direct sales force. The Company has already and anticipates that it will continue to negotiate marketing and or manufacturing licenses in which the Company will rely on the existing sales and marketing capabilities of its partners in order to fully cover its target markets, particularly as additional proprietary devices become commercially available. There can be no assurance that the Company will be able to compete effectively in attracting or obtaining a marketing partner. There can be no assurance that the Company or its potential marketing partner will be successful in marketing or selling the Company's services and products. The Company's ability to sell its devices in certain areas may depend on alliances with independent manufacturing representatives.

  9.   Product Recalls.   If a device that is designed by the Company is
found to be defective, whether due to design or manufacturing defects or improper use of the product, the device may need to be recalled, possibly at the Company's expense even though the Company may not be the manufacturer. Furthermore, the adverse effect of a product recall on the Company might not be limited to the cost of a recall. For example, a product recall could cause a general investigation of the Company by applicable regulatory authorities as well as cause other customers to review and potentially terminate their relationships with the Company. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues, and a diminution of the Company's reputation, each of which would have a material adverse effect on the Company's business, results of operations, and financial condition.

  10. Risk of Product Liability. The manufacture and sale of products entails an inherent risk of product liability although it is the Company's intent to pass that liability on to its manufacturing and marketing licensees when appropriate. The Company does maintain product liability insurance with limits of $1,000,000 per occurrence and $1,000,000 in the aggregate. There can be no assurance that such insurance is adequate to cover potential claims or that the Company will be able to obtain product liability insurance on acceptable terms in the future, or that any product liability insurance subsequently obtained will provide adequate coverage against all potential claims. A successful claim brought against the Company in excess of its insurance coverage, or any material claim for which insurance coverage was denied or limited, could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the Company generally provides a design defect warranty and in some instances indemnifies its customers for failure to conform to design specifications and against defects in materials and workmanship. While there have been no warranty claims to date, any substantial claim against the Company under such warranties or indemnification could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  12. Government Regulation. All of the Company's operations are subject to a variety of governmental regulation just as all companies are subject to governmental regulation. The Company's food processing and safety systems are regulated by the United States Department of Agriculture ("USDA") and its Food Safety Inspection Service ("FSIS") division as well as the Food and Drug Administration ("FDA") and other federal, foreign and state regulatory agencies. Domestic and foreign government regulatory and certification authorities may delay or prevent product introductions and may require additional studies or tests prior to product introduction.

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

  The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees, consultants and its current and potential customers. No assurance can be given that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. As the Company intends to enforce its patents, trademarks and copyrights and protect its trade secrets, it may be involved from time to time in litigation to determine the enforceability, scope and validity of these rights. Any such litigation could result in substantial cost to the Company and diversion of effort by the Company's management and technical personnel.

  14. Dependence Upon Key Personnel. The Company's success is dependent upon numerous factors including the active and continued participation of its management team. The loss of services of current management, for any reason, would have a negative impact on the future success of the Company. The Company has no key man insurance on its officers and directors. Furthermore, there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company's continued expansion into areas and activities requiring additional expertise, such as regulatory compliance, manufacturing, monitoring and distribution of ozone washing systems for the food industry is expected to place increased demands on the Company's resources. The Company's activities are expected to require additional personnel with expertise in these areas and the development of additional expertise by existing personnel. The failure to acquire or retain such personnel, or develop such expertise could adversely affect the prospect for the Company's success.

  15. Dividends. The Company has never paid a dividend on its Common Stock and there can be no assurance that it will ever pay a dividend on its Common Stock. Any future cash dividends will depend on earnings, if any, the Company's financial requirements and other factors. The Company presently has no intention of paying cash dividends but rather intends to reinvest all available residual cash flow generated into the operations of the business.

  16. Authorization of Preferred Stock and Anti-Takeover Effect Risk. The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company's Convertible Preferred Stock and Common Stock. Also, the voting power and percentage of stock ownership of the shareholders of the Company's outstanding capital stock can be substantially diluted by such preferred stock issuance.

  In addition, the issuance of such preferred stock may have the effect of rendering more difficult or discouraging an acquisition of the Company or changes in control of the Company. There can be no assurance that the Company will not issue preferred stock in the future. Other than the authorization of "blank check" preferred stock, the Company does not have any other provisions in the Company's Certificate of Incorporation, Stock Option Plans, and/or Employment Agreements, which may have an anti-takeover effect. The issuance of preferred stock with anti-takeover provisions may discourage bidders from making offers at a premium to the market price. In addition, the mere existence of an anti-takeover device may have a depressive effect on the market price of the Company's stock.

  17. Research and Product Development Test Results. The Company has achieved a significant reduction in the incidence of certain bacteria (E.coli and Salmonella) and other pathogens in its laboratory and product development tests of its sterilizers, produce wash systems. In addition, the Company has achieved significant operations efficiencies, including reductions in chemical usage, hot water usage, power usage, and enhanced cleaning results in on-site tests of its ozone laundry systems. These results were obtained in controlled research and development environments and/or on-site tests conducted under somewhat controlled circumstances. While the Company believes that the test results are accurate, comparable results may or may not necessarily be obtained when the technology and products are used in a consumer or industrial environment.

  18. General Factors. The Company's business may be affected from time to time by such matters as changes in general economic, industrial and international conditions; change in tax laws and tax rates, changes in prices and costs; and other factors of a general nature which may have an adverse effect on the Company's business. The Company currently does not have a disaster recovery plan in effect, and is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunication failures and other events. A disaster could severely harm the business if the business is interrupted for an indeterminate length of time.

  PART 1

ITEM 1. Description of Business

General

    Cyclopss Corporation (the "Company") historically has been engaged in a fully integrated business model providing the design, manufacturing, assembly, sales and installation of ozone application technologies and processes. The Company's principal technology provides an alternative to address food safety and sanitation concerns and laundry disinfection and efficiency. Ozone technology is proven to reduce microbial counts on most products without the potential for the development of immunity or resistance by the organism and without leaving residual chemical contaminants. Laundry systems using ozone technology enable users to reduce costs associated with labor, water, energy,
chemical, textile replacement and wastewater.   The Company recently has
changed its business model to include the licensing of proprietary technologies to partners who have resources and infrastructures better suited to successfully commercialize certain of the Company's technologies or products. The Company intends to reduce the historical emphasis on the fully integrated model of design, manufacturing, assembly and sales of applications of its ozone technology to a model that emphasizes licensing, partnering or creating strategic alliances with other entities whereby the Company contributes or licenses its proprietary technologies. As an example of the revised strategy, in fiscal 2000 the Company entered into a Technology Licensing Agreement with Consolidated Stills and Sterilizers of Boston, MA. The agreement licenses the ozone medical instrument sterilization technology developed and patented by the Company for an initial licensing fee and future royalties. The Company anticipates negotiating like arrangements on other of its proprietary technologies when the circumstances are beneficial. Cyclopss will continue to engage in all integrated functions required in the synthesis, manufacturing and marketing of its specialty chemical products.

NOTE: Ozone is a gas that is created naturally in the atmosphere by ultraviolet light or lightning. In the process the oxygen molecule (O2) is split into two atoms of oxygen (O) that then combine with another oxygen molecule to form ozone molecule (O3). This is an unstable molecule that reverts to regular oxygen within a short time period. Ozone is one of the most powerful oxidants, sterilants, and deodorants known and can be created artificially and applied to beneficial use through a technological process.

    The Company has two active wholly-owned subsidiaries:

                                        Cyclopss Medical Systems, Inc.
                                        Cyclopss Biochemical Corporation

 and three inactive wholly owned subsidiaries:

                 Eco-Pure Food Processing System ("Eco-Pure"
                 Cyclopss Wasterwater Systems, Inc. ("Wastewater") Cyclopss Laundry Systems, Inc. ("Laundry")

  Historically, revenues and cash flow from operations have not been sufficient to support the significant direct and allocated overhead costs associated with the Company's efforts to operate all of its five subsidiaries and their integrated operations as separate business units. These costs included substantial research and development, design, manufacturing, installation, services, sales, personnel, organizational and other costs associated with a fully integrated business model. Accordingly, management has decided to combine the operations of the Eco-Pure, Wastewater and Laundry Systems subsidiaries under the management and operations of the Medical Systems subsidiary. The Eco-Pure, Wastewater and Laundry subsidiaries remain as legal entities, but to conserve cash and minimize management involvement, all operations, product development, sales, management and etc. of these three subsidiaries are now combined under the Medical Systems subsidiary.

  Management believes that its new business model provides for more efficient operations that will conserve cash and management time. Management also believes this action will promote more rapid market entry and acceptance of its technology through the utilization of the strengths and existing infrastructures of other industry providers wherein the Cyclopss component becomes an incremental cost of the product's sale and support. This model is designed to allow the Company access to revenues generated through licensing and royalty streams, while keeping the overhead low and the valuable human resources focused.

Cyclopss Medical Systems, Inc.

  The Company has developed technologies and products it believes may be effective alternatives to current methods of sterilizing medical instruments and devices. This subsidiary historically has offered two product lines: Ster-O-Zone and Sterox. Ster-O-Zone is an ozone gas sterilizer and Sterox is a patented liquid sterilant/disinfectant.

  The Company spent approximately six years researching, developing and constructing pre-production prototypes of the Ster-O-Zone unit. Research and development was suspended in fiscal 1998 due to budget and cash flow constraints. The Company, on January 6, 1995, submitted a 510(k) Premarket Notification application to the Food & Drug Administration ("FDA"). The FDA has since accepted the application for review and has begun the customary process of requesting additional information for evaluation. In late fiscal 2000, the Company entered into a technology licensing agreement with Consolidated Stills and Sterilizers of Boston, MA. The agreement licenses the ozone medical instrument sterilization technology developed and patented by the Company for use in Ster-O-Zone 100, which is the Company's ozone based gas sterilization technology. The terms of the license agreement include an initial licensing fee of $100,000 and ongoing royalties of 3% of gross revenues, once Consolidated Stills and Sterilizers has completed development and is generating revenue from the Company's technology. Consolidated Stills and Sterilizer is a well-known and respected developer, manufacturer and distributor of medical sterilizers for over 50 years, with a sales and distribution organization that encompass North America and over 60 countries worldwide. Also during fiscal 2000, Consolidated Stills and Sterilizers contracted with the Company for $38,500 to produce an eight cubic foot prototype ozone sterilizer using Consolidated Stills and Sterilizers' standard model sterilization vessel. This prototype serves as an initial test bench for development and validation of Consolidated Stills and Sterilizers' new product application to FDA.

The Company recorded $100,000 in deferred revenue and $38,500 in sales for year-end February 29, 2000, related to its transaction with Consolidated Sills. Consolidated Sills is finalizing the application of the Company's technology to their commercial products. Moreover, the agreement with Consolidated Sills allows for that Company to offset any royalty payments against the first $100,000 license payment. Accordingly, the Company has not yet recorded the initial $100,000 in deferred revenue as revenue and no royalties have been recorded.

As stated above, the Company has combined the operations of its three inactive subsidiaries, Eco-Pure, Wastewater and Laundry Systems under the management and operations of the Medical Systems subsidiary. These combined operations also generated $188,714 in sales for year ended February 28, 2001, for other miscellaneous products and services the Company currently offers, including an ozone washing system to the United States Navy and certain consulting services with respect to food cleaning systems.

  The Company was awarded a patent on Sterox and anticipates further development and testing on this product in the future. The Company also is considering the possibility of co-venturing additional development and marketing of Sterox with a strategic partner.

  The Company believes that certain conditions exist which creates an opportunity for new alternatives to current sterilization methods:

* Increased public and professional concern regarding the transmission of infectious diseases;
* Competitive pressures in the health care industry, which will require increased cost containment and productivity;
* Increased decentralization of the delivery of patient care, including many procedures being performed in non-hospital facilities that do not have ready access to central sterilization services; and

* Greater environmental concern regarding the handling and disposal of toxic waste, and the residuals resulting from traditional sterilization methodologies.

Cyclopss Biochemical Corporation

  In 1994, the Company acquired Chem BioChem Research, ("CBC") a specialty chemical company. This wholly-owned subsidiary has developed approximately 350 products for sale to commercial and research institutions and offers contract research and development services.

  The Biochemical division continues to produce and market specialized chemicals and research and development services to scientists and chemical companies around the world. Catalog sales to retail distributors and individual researchers continues to be a vital element of our business. The Company recorded $250,636 and $378,861 in sales for Cyclopss Biochemical Corporation for years end February 28, 2001and February 29, 2000, respectively.

  The manufacturing facilities used by this subsidiary do not currently meet Good Laboratory Practices (GLP) or Good Manufacturing Practices (GMP); therefore, the chemical compounds produced therein are not sold for use in human trials or studies. Instead, most are sold through larger chemical distribution companies for research purposes only.


Research and Development Activities

     Cyclopss' research and development program is driven by a strategic plan and corporate partners. Objectives of the research with respect to applications of ozone technology, now combined under the Medical Systems subsidiary, are to develop new product concepts, demonstrate ozone's disinfection efficacy and determine the conditions for ozone's safe and optimum application. Cyclopss BioChem specialty chemical research is focused on synthesizing new products for catalog sales and new proprietary products and procedures for specific customers.

     Ozone research is conducted on new product development identified by customers or by Cyclopss, that represents our market focus - consumer products and commercial medical, food and laundry systems. For many customer research and development projects, Cyclopss has signed non-disclosure agreements that prevent us from revealing the customer's name, location, and, in some cases, their product. In determining the efficacy of ozone, indicator microorganisms are used to monitor the effect of ozone compared to current practices. Once biocidal efficacy has been demonstrated and the ozone delivery process optimized, an engineering model prototype for an ozone product is delivered to the customer for them to manufacture and a royalty arrangement is negotiated. Alternatively, the customer is presented with the research results along with a proposal for a pilot project to be implemented in their facility.

  Since implementation of the new business model to perform contract research and development and license ozone technology, Cyclopss has developed several products for customers including the Otres Toothbrush and Sponge Sanitizers and a disinfection system for a medical device.

   The toothbrush and sponge sanitizer was originally developed in collaboration with Otres, LLC, a marketing and product development partner. However, Otres has not performed as originally envisioned in our license agreement. Otres has experienced problems manufacturing the products and has failed to reach expected production levels. Cyclopss continues to seek alternatives to realize the full revenue potential offered by the Otres products.

  The medical device manufacturer, which is co-developing the disinfection system for a medical device, has recently completed building "alpha" units incorporating Cyclopss' ozone technology. This product has an anticipated market release at the end of 2001. We are presently in negotiations with the medical device company for manufacturing and licensing rights related to the ozone subsystem of the device.

     Contract research and development projects contributed directly to $87,847 and $276,909 of the total revenue reported for the Company for the years ended February 28, 2001 and February 29, 2000, respectively. Technical accomplishments this past year in Research and Development include:

     Design and development of a low-cost ozone generator for consumer appliances: Cyclopss redesigned and optimized an ozone generator with our Taiwan partner, Rich Electric. The new generator has become the basis for a number of consumer products utilizing ozone technology involving products for deodorizing fabrics, self-sanitizing appliances, purifying water and washing food and surfaces.

     Design and development of a Modular Eco Wash laundry system for the US
Navy: Cyclopss developed a modular system in partnership with Alliance Laundry Systems and Proctor & Gamble. The design is based on the successful ozone laundry system built in fiscal 2000 to retrofit two existing washer/extractors at the Navy Public Works Center in San Diego. The first modular system was
built and installed in the Pearl Harbor Public Works Center in Hawaii.   A
feature of the new modular design is the capability to remotely monitor and control operations. Alliance Laundry Systems provides the 125-lb washer/extractor and the 175-lb dryer/tumbler modified for ozone application, while Cyclopss provides the ozone technology that enhances the efficacy and efficiency of the washing system, and Proctor and Gamble formulated an ozone compatible surfactant to use in the ozone wash formula. Tests indicate that industrial rags cleaned using the ozone process are significantly cleaner as measured by absorbency. The petroleum smell is nearly eliminated and the rags are more pliable. The ozone process also produced significantly less water pollution and 27% lower overall operating costs. These savings result from the elimination of the need for hot water, reductions in water use, shorter cycle times, and less laundry chemicals. The US Navy has approximately 40 sites that are potential customers for the Eco Wash System.

  Design and development of the Kitchen Companion product line: Cyclopss worked with Rich Electric to develop a counter-top appliance to wash fruits, vegetables, and poultry. Efficacy to 99% was achieved for reducing the incidence of E.coli and Salmonella bacteria on inoculated produce and poultry. An engineering model has been developed and production planning is underway.

The Company is seeking partners to manufacture, commercialize and distribute this product. An under-counter water purification system also has been developed that provides >99.998 reduction of Pseudomonas within approximately five minutes. The system can provide bottled-water quality water or ozonated water for treating produce that can achieve 99% reduction of pathogens on produce in a one-minute spray treatment. .

  Applications for Kobelco D-Ozone System: Cyclopss was selected by Schreck, Inc. to be the exclusive distributor for the D-Ozone system for North America. Unlike conventional methods, the D-Ozone system creates dissolved ozone directly in water through an electrolysis process. No high-concentration ozone gas is produced that subsequently has to be dissolved in water.
Cyclopss developed a design for a turkey carcass washer and demonstrated 99% reduction of E.coli and Salmonella bacteria. This system application addresses a major problem with Salmonella contamination in ground turkey and will be tested in 2001 by a major turkey producer.

  Biochemical's research and development falls into three categories: established product improvement; new product development; and contract research and development. The Company's staff routinely attempts to develop improvements in synthesis procedures of established chemical products. New biochemical products appear nearly every day in the scientific community. The Company's goal is to recognize those with the highest commercial potential and to develop economically viable syntheses for these materials. Contract research and development is a major focus of the Biochemical Corporation. These efforts include the design and implementation of synthesis strategies, revision and development of customer processes, and scale-up of reaction sequences.

  Cyclopss' research and development organization consists of a microbiologist, two organic chemists, and one electrical engineer under the direction of the Vice President of Research and Development. Two of the staff earned their Ph.D. in physics, and one in Chemistry. The Company incurred $67,055 in research and development expenses during the fiscal year ended February 28, 2001 compared to $131,050 during the fiscal year ended February 29, 2000. The reduction of research and development expenses was due to cash constraints together with the redirection of the Company's efforts to find strategic partners willing to fund the majority of the Company's research and development efforts and license the developed application under royalty arrangements.


Manufacturing

  The Company's strategy is that its proprietary technologies become an integral part of products produced, manufactured, and commercialized by its strategic partners. The Company currently assembles and tests each of its proto-type products in-house or at the time of assembly in the field. In certain instances, the Company relies on outside vendors for various parts and subassemblies and does not intend to be a basic manufacturer. The Company intends to outsource all final manufacturing activities to third parties. The Company is looking at technology partnerships similar to the one currently negotiated with Proctor & Gamble and Otres, Inc. to handle all the manufacturing and final commercialization that will allow the Company to receive royalties from the sale of consumer products that are produced and manufactured by third parties.

Competition

  The Company's ozone-based food safety systems and laundry systems compete directly with chlorine and other chemical and physical treatments. The Company's ozone systems have shown the ability to reduce operating costs, including water, power and chemical usage as well as residual chemical contamination that many other food washing and laundry systems generate. Chlorine based systems are used extensively throughout food processing and textile washing. However, scientific research demonstrates that chlorine is becoming less effective in destroying certain microorganisms, such as crytosporidium. Furthermore, extensive use of chlorine has caused ground water contamination in certain areas. Other competitive treatment methods in food are: irradiation, propylene oxide, ethylene oxide, methyl bromide, pasteurization and steam pasteurization.

  The Company's specialty consumer products for sterilization of toothbrushes and kitchen sponges are unique products with limited markets and fragmented
competition.   The Company believes that there may be other competitors
developing similar products and processes.

  The Company's laundry products systems are in competition with several small producers of ozone washing systems. These competitors include International EcoSciences, Guestcare, and Envirozone. The Company believes that each of these competitors also are small, early stage enterprises. The Company believes that its research and development activities over the past nine years as well as its newly adopted business model will gain it a competitive advantage in those markets targeted.

  The Company's specialty chemicals are unique products with limited markets and fragmented competition, as well. The Company competes directly with many large chemical laboratories, most if not all of which have significantly greater resources, laboratory equipment, technology and products offerings.

Proprietary Technology, Patents, and Trademarks

  The Company has developed technologies that it believes will enable it to offer effective ozone laundry and food washing systems, as well as support product development in certain other disinfection and sterilization applications. The Company's gas sterilization technology has been developed around an ozone generation technology acquired by the Company in January 1994. Utilizing such ozone generation technology as the "core" for the development of the Company's ozone products, the Company has engineered technology applications with various components and modules. The Company has and will continue to seek patent protection for various components, technologies and systems it develops when appropriate, and will attempt to protect other components, technologies and systems through trade secret protection.

  Patent Applications. To date, the Company has filed sixteen patent applications with the United States Patent and Trademark Office. As of June

1, 2001, thirteen of these patents have been granted, three of the patents are still pending and one of the submissions has been denied by the Patent Office and the Company has determined not to resubmit such application. The patent submissions relate to various component parts or technologies used in the Company's sterilization, laundry products, food processing, consumer products, and chemical compounds.

  The twelve patents granted and grant dates are identified as shown in the following list:


                      Title                                  Grant Date

     1. Method for Producing Ethynylated Aromatic Compounds. .05-12-1987
     2. Laundry Transfer and Counting Apparatus. . . . . . . .07-18-1989
     3. Ozone Generator. . . . . . . . . . . . . . . . . . . .09-08-1992
     4. Ozone Sterilization System Secondary Safety Chamber. .11-30-1993
     5. Limited Restriction Quick Disconnect Valve . . . . . .01-25-1994
     6. Ozone Sterilization System Spent Agent Destruct. . . .08-02-1994
     7. Ozone Sterilization Vapor Humidification Component . .09-06-1994
     8. Fluid Chemical Biocide . . . . . . . . . . . . . . . .04-04-1995
     9. Laundry Ozone Injection System . . . . . . . . . . . .05-06-1997
    10. Cold Water Ozone Disinfection. . . . . . . . . . . . .11-30-1997
    11. Cold Water Wash Formula. . . . . . . . . . . . . . . .12-28-1999
    12. Cold Water Disinfection of Foods . . . . . . . . . . .03-13-2001

      Foreign patent proceedings, where applicable, have been initiated for patents that have been granted in the United States.

      The currently pending patent applications are identified and dated as shown in the following list:

                       Title                            Application Date

     1. Porous Material Disinfection Method. . . . . . . 01-14-2000
     2. Method for optimizing ozone production in a corona
         discharge ozone generator . . . . . . . . . . . 01-14-2000
     3. Small Water Ozonation System. . . . . . . . . . .12-21-2000


 Trademarks. The Company has filed trademark applications with the United States Patent and Trademark Office for the trademarks "STER-03-ZONETM", "Eco-PureTM", "VAC Soil Counting SystemTM", Eco-WashTM". All of these applications have been allowed but the trademarks have not yet been issued. Other trademark applications such as "Retr-O-ZoneTM", "SteroxTM", "Ozo-cleanTM" and "Zono-chemTM" have been abandoned or rejected. Additional trademark applications have been made for the "Ozone For The EarthTM", "Eco-PureTM" and ozone symbol for its marketing programs.

 All of the Company's intellectual properties as outlined above, were used as collateral in the issuance of the Secured Convertible Loan financing the

Company received from Procter & Gamble in February 2000. There is additional information regarding the terms of this transaction under Liquidity and Capital Resources.

Employees

The Company and its subsidiaries employed ten full-time employees as of June 1, 2001. None of the Company's employees are covered by a collective bargaining agreement. The Company has no retirement or post-employment benefit plans for its employees. All of the Company's employees are located in the United States.


ITEM 2. Properties

The Company leases 9,150 square feet of office and laboratory space at 3646 West 2100 South, Salt Lake City, Utah 84120, of which 5,600 square feet have been subleased to an unrelated third party. The subleasee pays approximately $2,662 per month for use of the sublease space. The master lease expires December 31, 2001 and requires monthly lease payments of $5,607 plus additional assessments for property maintenance and management fees. A wholly owned subsidiary of the Company, Cyclopss Biochemical, occupies approximately 2,750 square feet with the administrative offices utilizing approximately 800 square feet. The Company has a one-year option to renew the lease with a five percent (5%) rent increase, which it does not intend to renew on the 800 square feet of administrative space. The current commercial real estate market is overbuilt at the current time and Management believes more suitable and less expensive space can be located. Under the new business model, the Company's current facilities exceed current needs of the Salt Lake City administrative office. The Company, however, will negotiate a new lease on the laboratory space for Cyclopss Biochemical due to the fact that the costs of relocating and rebuilding the lab facility are prohibitive. In the event that the Company's administrative business operations expand in the future, it anticipates that it will be able to find suitable additional facilities at reasonable and competitive rates.

 In addition to the Salt Lake location, the research and development division of the Company, under the direction of Durand Smith, currently leases approximately 2,000 square feet of space in Albuquerque, New Mexico. The lease expires February 2002 and has a one-year option to renew the lease with a five percent (5%) rent increase. It requires monthly lease payment of $1,300.


ITEM 3.  LEGAL PROCEEDINGS

     Mifal Klita, et al. During the period from May through August 1996, the Company sold its Series "B" preferred stock in a private placement offering to certain investors pursuant to the provisions of Securities and Exchange Commission Regulation S. One of these investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of Series "B" preferred shares. The suit was filed in the Court of Chancery in the State of

Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, in September 1999, entitled Mifal Klita to the conversion of the Series "B" preferred shares into unrestricted common stock of the Company plus shares for legal fees and other provisions stated in the original agreement. These additional costs of $853,000 were recorded as legal settlement expense in the fiscal 2000 consolidated Statement of Operations. The Company negotiated a final cash settlement of $250,000 in January 2000 with Leitinger Corporation another holder of the same Series "B" preferred. The Company paid this obligation in full on April 17, 2000.

     The Company is not aware of any other legal actions or outstanding or asserted or unasserted claims against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An Annual Meeting of the Company's shareholders was held August 28, 2000. The Meeting was held to consider and vote upon election of directors.

1. Election of directors:

                         Votes for      Votes Against      Abstain
William R. Stoddard      18,159,352          17,100        78,984
Michael J. Lakis, Jr.    18,158,522          55,500        78,984
Steve Sarich, Jr.        18,164,058          12,364        78,984
Durand M. Smith          18,157,222          19,200        78,984
Richard C. Nelson        18,173,822           2,600        78,984

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market for Common Stock

      The Company's common stock is currently listed on the OTC Bulletin Board under the symbol "OZON". There is limited trading activity in the Company's common stock and the quotations set forth below reflect such limited activity. There can be no assurance that stock quotations will not fluctuate greatly in the future in the event trading activity increases or decreases. The information contained in the following table was obtained from the Bulletin Board Stock Market and from various broker-dealers and shows the range of representative trading prices for the Company's common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark up, mark down or commission, and do not necessarily represent actual transactions:

                 Year Ended         Year Ended              Through
               February 29, 2000 February 28, 2001       June 1, 2001

               High       Low    High         Low       High       Low

First Quarter  $ 0.38  $ 0.09   $1.50      $0.27      $ 0.19     $ 0.09
Second Quarter   0.34    0.16    0.80       0.25
Third Quarter    0.22    0.06    0.48       0.11
Fourth Quarter   0.73    0.06    0.25       0.11

Holders

     The number of record holders of the Company's common stock as of June 1, 2000 was 432. The Company believes the actual number of beneficial shareholders exceeds 1,800. There are numerous shareholders that hold the Company's common stock in the "street name" of their various stock brokerage houses.


Dividends

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company has paid interest and dividends in the form of additional shares of common stock to Procter & Gamble and other convertible debt and preferred stock holders as required by the preferred stock and debt agreements. It is the present intention of management to utilize all available funds for the development of the Company's business and to not pay any cash dividends.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     Cyclopss Corporation is primarily engaged in ozone application technologies and processes. The Company believes that its technologies and product lines offer cost effective, energy efficient, environmentally benign alternatives for cleaning and disinfection products and systems. We believe our technologies are easily scalable from consumer appliances up through industrial systems. The products and technologies address certain food safety concerns, particularly microbial reductions on poultry, fruits and vegetables. Additional products offered by the Company enable manufacturers to eliminate microbial build up in and on plant equipment, while other ozone-related products are marketed by the Company to commercial and institutional laundry operators to enable users to reduce costs associated with labor, water, energy, chemicals, and wastewater disposal. The Company has developed consumer product proto-types ranging from the sanitization of kitchen sponges and toothbrushes, to countertop drinking water processors and food sanitizers.

     The non-ozone based products offered by the Company's wholly owned subsidiary Cyclopss Biochemical include more than 350 specialty chemicals and compounds.

Letter of Intent to Acquire OxiDyn, Inc.

     In October 2000, the Company entered into a letter of intent to acquire OxiDyn Incorporated (OxiDyn), a North Carolina based manufacturer of ozone based clean-in-place and sanitizing rinsing systems for the beverage and bottling industry. A preliminary acquisition agreement was executed in February 2001, subject to final negotiation, which calls for the Company to issue shares of common stock determined by dividing OxiDyn's net book value by the average closing price of the Company's common stock during the five-day trading period immediately prior to the closing date of the acquisition. The acquisition is pending, however, there can be no assurance that the proposed acquisition will close.

     In November 2000, the Company loaned $80,000 to OxiDyn to meet its current operating requirements. In order to provide the above funding, the acquisition agreement called for the Company to complete a private placement offering of at least $300,000 at a price of $0.195 per share, which was to be purchased by OxiDyn's investors and shareholders. The Company received cash of $190,000 related to the offering prior to February 28, 2001, which was reported as a stock subscription received in the financial statements. Subsequent to February 28, 2001, the Company completed the private placement offering receiving gross proceeds of $290,000, including the subscription received, and issued 1,487,179 shares of common stock.

Proctor and Gamble Agreements

     The Company has entered into an agreement with Procter & Gamble and Otres, Inc. for Cyclopss to administer the relationship between the parties regarding co-marketing agreements with Otres and the Crest and Dawn divisions of Proctor & Gamble. The Otres contract provides for an on-going royalty payment to Cyclopss on gross sales of developed appliances, and a First Right of Refusal for Cyclopss to contract all future product development under the same royalty arrangement. While the intent of the parties was clearly defined, Otres had numerous financial and production problems causing severe delays in market entry and low volumes of product sales. As of the date of this filing the Company has received negligible royalties payments and is in dispute with Otres as to the royalty rate per unit called for in the agreement. Although this working model has not significantly benefited the Company to date it did provide the template for the Company's Plan of Operation executed during the period relating to this filing as adopted and discussed below.

The Company had entered into a Convertible Secured Loan for $ 1,000,000 with Procter & Gamble that provided funds of $250,000 in the fourth quarter of fiscal 2000 and $750,000 in the second quarter of fiscal 2001. The loan accrued interest at 8% and is collateralized by a first security interest in all of the Company's Intellectual Properties and was due and on or before February 28, 2001. The loan agreement granted a conversion right to Proctor & Gamble allowing for the conversion of all or any part of the outstanding loan, including all or any part of interest due into shares in the Company's common stock at anytime during the term of the loan, and at the sole discretion of

Proctor & Gamble. The Company recognized its inability to repay the loan by the end of its third quarter, notified Proctor & Gamble, and negotiated a revised loan agreement. On February 4, 2001 the Company entered into a Conversion and Amendment Agreement with Proctor & Gamble that extended the due date for a portion of the loan amount equal to $500,000 to February 28, 2002 and a conversion of the remaining $500,000 loan principal into 500,000 shares of Series "E" convertible preferred stock, which occurred in March 2001. The accrued interest on the notes of $97,397 was converted into 593,777 shares of common stock in February 2001.

     Under the terms of the loan agreements, the Company is subject to various covenants, including maintaining minimum liquid assets in the form of cash or marketable securities of $100,000. At February 28, 2001 and subsequent to that date, the Company is in default with the minimum liquid assets covenant and, therefore, the loan may be called at any time. Proctor & Gamble has and is fully appraised of the Company's inability to comply with the loan agreement and, while their can be no assurances that they will continue to do so, as of the date of this filing has made no attempt to hamper the operations of the Company nor call the loan in default.

     The Company has engaged in several diverse development and testing contracts with departments of Proctor & Gamble and anticipates moving towards the commercialization of certain of the Company's industrial products. Under the terms of the Company's loan agreement, Proctor & Gamble has been granted an exclusive right of first refusal for the licensing of all current and future technologies of the Company. Under that right of first refusal, the Company submitted four separate technology ideas or products concepts to Proctor & Gamble during the reporting period. Of the four, two technology ideas are actively under evaluation at Proctor & Gamble. The Company's commercial ECO-WASH cold-water laundry system was presented to the Commercial Products Group at Proctor & Gamble and the Company is negotiating with Proctor & Gamble for their participation in the commercialization effort. The second product, a "Kitchen Companion", is still being reviewed as of the date of this filing.

     Of the other two product concepts that were submitted and released by Proctor & Gamble, one was submitted to and reviewed by another major consumer appliance manufacturer during the fourth quarter and as of the March 15th, 2002 has since become subject of a product development agreement. The Company anticipates negotiating a license and royalty agreement with this appliance manufacturer. Additionally the Company has entered into another product development agreement with that same manufacturer for a product concept of their own that calls for a licensing and royalty agreement at completion.

     The fourth of those product concepts is, as of the date of this filing has been submitted for review to another major consumer appliance company, for which the Company had an open, existing product development contract from fiscal 2000.

     The Company is not in a position to disclose the development partners and/or the products currently being developed due to the restrictions of its confidentiality agreements. The Company's partners are of the opinion that they would be harmed should their interest in the technologies and the product concepts prematurely become known to their competitors and the public in general.

     The following discussion and analysis should be read in conjunction with the financial statements and notes attached hereto. Included in the Company's consolidated financial statements are the Company's recurring losses from operations and periodic cash flow difficulties, which raise substantial doubt about its ability to continue as a going concern.

Results of Operations

     The Company's sales during the year ended February 28, 2001, were $439,350 compared to $751,542 for the year ended February 29, 2000, a decrease of $312,192, (42%). Two of the Company's wholly owned subsidiaries contributed to the Company's gross revenues, Cyclopss Medical Systems, Inc.
(CMS) and Cyclopss Biochemical Corporation (CBC). CBC's revenues were $250,636 for the year ended February 28, 2001, and $378,861 for the year ended February 29, 2000, a decrease of $128,224 (34%) due to the decrease in orders placed by its customers. CMS reported revenue of $188,714 for the year ended February 28, 2001, for a Naval Eco-Wash installation in Pearl Harbor, Hawaii, as well as successful consulting agreements with various strategic partners. CMS revenue in fiscal 2000 was $38,500 related to research and development of a prototype that was built for Consolidated Stills and Sterilizer. Revenues related to Cyclopss Laundry Systems and Eco-Pure Food Safety Systems, Inc. were $201,147 and $133,034, respectively for fiscal 2000. As discussed under the business section these subsidiaries were inactive during fiscal 2001 and all ongoing operations and activities of these subsidiaries have been incorporated in the Medical Systems subsidiary.

      Cost of sales declined to $328,050 for fiscal 2001 from the previous year of $433,598, a reduction of $105,548 (24%), due in part from the elimination of service personnel in an overall effort to reduce costs and execute the Company's new business model.

     Research and development expenses decreased to $67,055 for fiscal 2000 from $131,050 for the previous year, a reduction of $63,995 (49%). This decrease is due to the Company's efforts to reduce research expenses and obtain strategic partners that are willing to fund research related costs. The Company believes it is necessary to increase research and development efforts for fiscal 2002, whether on a contract basis or from its own resources as available, in order to complete the development and commercialization of its food processing and consumer products.

     Selling and marketing expenses increased to $114,702 for fiscal 2000 from $107,458 for the previous year, an increase of $7,244 (7%). The increase in marketing efforts was essential in order to present opportunities to various strategic partners. Management believes that it is critical to periodically support and supplement its sales efforts through advertising, public relations and trade-show participation when sufficient funds are available.

     General and administrative expenses decreased to $815,894 for fiscal
2001 compared with $871,148 for the previous year, a reduction of $55,254 (6%). During the year, the Company instituted measures to control these costs by reducing legal, promotional and investor relation activities. Management will continue to review and control these costs, but believes general and administrative expenses in fiscal 2002 will increase due to management and human resource requirements for the Company, assuming sales and other commercial activities increase and funding becomes available.

     Interest expense increased to $97,528 for fiscal 2001 compared with $875 for fiscal 2000. The substantial increase is due to interest on note payable to Proctor & Gamble. Interest on the note payable to Proctor & Gamble was paid in the form of additional common equity, as permitted by the indenture agreement with that Company.

     The Company suffered a net loss attributable to common stockholders for fiscal 2001 of $1,132,855 or $0.04 cents per share as compared to $2,194,760, or $0.11 per share for fiscal 2000. The decrease in the net loss and net loss per share is attributable to a significant decrease of costs and expenses, primarily legal settlement expense, as all outstanding litigation against the Company was settled. Additionally, the net loss per common share decreased due to an increase in the weighted average number of common shares outstanding by 8,802,766 shares in fiscal 2001. The Company anticipates that it will operate at a loss for the year ending February 28, 2002.

Impact of Recent Accounting Pronouncement

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. The impact of adopting SAB 101 did not have a material impact on the Company's financial position, cash flows or results of operations.

Liquidity and Capital Resources

     As of the date of this filing, the Company has sustained significant net losses which have resulted in an accumulated deficit at February 28, 2001, of $20,260,500 and has experienced periodic cash flow difficulties, all of which raise substantial doubt about the Company's ability to continue as a going concern.

     The net loss for the year ended February 28, 2001 was $1,114,855. In the past the Company has been able to obtain funding necessary for its operations through the issuances of common and preferred stock. The Company anticipates a net loss for the year ended February 28, 2002, and with a cash balance of $62,022 at February 28, 2001 and expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

     The Company is attempting to improve these conditions by way of financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and product sales. Management believes that appropriate funding will be received and future product sales will result from these opportunities and that the Company will continue operations over the next fiscal year; however, no assurances can be given that sales will be generated or that additional necessary funding will be raised. The Company anticipates it will receive limited royalties from some of its licensed products within fiscal year 2002 and expects the majority of its revenues to stem from development contracts and product sales.

     The Company was in default for the bulk of fiscal 2001 under certain terms and conditions of a $1,000,000 convertible note payable with Procter & Gamble, which had provided working capital for the Company. The Company successfully renegotiated the terms of loan and in March 2001 converted $500,000 of the loan principal into 500,000 shares of Series "E" convertible preferred stock. The due date on the remaining $500,000 loan principal balance was extended to February 28, 2002. Further, the Company converted accrued interest of $97,397 into 593,777 shares of common stock. The loan is collateralized by a first security interest in all of the Company's intellectual properties and carries a right of first refusal for the Company's sale or licensing of technology. The Company has engaged in several diverse development and testing contracts in association with various departments of Proctor & Gamble. However, Proctor & Gamble has not significantly directly contributed to the Company's revenues during the reporting period. The agreement grants Proctor & Gamble the right to convert all or any part of the outstanding loan, including all or any part of interest due, into shares in the Company's common stock at anytime during the term of the loan.

     Should the Company be unsuccessful in achieving the increased level of revenues and gross profits required to pay its operating expenses or in acquiring additional debt or equity financing to pay the shortfall, the Company will seek direction from the Board of Directors as to what action would need to be taken.

     Total assets decreased to $315,234 for the year ended February 28, 2001 from $466,984 for the year ended February 29, 2000, primarily due to decreases in inventory and the depreciation and amortization of fixed assets and patents.

     Total current liabilities increased to $1,354,288 at February 28, 2001 from $1,060,173 at February 29, 2000 due primarily to the Proctor & Gamble note payable, which increased from $250,000 in prior year to $1,000,000 for February 28, 2001, and an offsetting decrease in accounts payable and current liabilities of $471,147. Cash received from Proctor & Gamble was used in operations of the Company and to pay past due payables.

     Shares issued and outstanding for February 28, 2001 were 30,352,826, compared to 25,226,066 for the prior year. Common shares increased by 382,000 and 177,800 shares due to the exercising of warrants and stock options, respectively, and 350,000 common shares were issued for services. Additionally, 3,623,183 and 6,088,197 common shares were issued in fiscal 2001 and 2000, respectively, in connection with the conversion of Series "B" and "C" preferred stock. Further, 593,777 common shares were issued upon the conversion of $97,397 of accrued interest on the Proctor and Gamble note payable.

     Cash used in operating activities was $1,177,574 for the year ended February 28, 2001 compared with $371,917 for the year ended February 29, 2000, an increase of $805,657 (217%). This significant increase is primarily due to payment of outstanding payables in 2001 from the cash proceeds received from the Company's debt financing, compared to an increase in payables of $318,220 in 2000 when the Company did not have the liquidity to meet payables as due. In addition, in 2000 much of the legal settlement costs were in the form of additional equity, which did not utilize cash resources.

     Cash expenditures for property and equipment and patents, net of proceeds from sales, were $18,668 for the year ended February 28, 2001 compared with $34,356 for the year ended February 29, 2000. This decrease was mainly the result of lower costs invested in acquiring and developing patents offset by a minor amount of $4,128 received from the sale of unused property and equipment

     Net cash provided by financing activities was $1,150,699 for fiscal
2001. This amount compares to $477,820 for fiscal 2000. The increase in funds received were primarily related to $750,000 in proceeds received related to the note payable to Proctor and Gamble. Additionally, the Company received $191,000 from the exercise of a warrant and $190,000 from a stock subscription received related to the private placement offering related to the proposed acquisition of OxiDyn, discussed above.

Subsequent Events

     Subsequent to year-end the Company has negotiated and executed four separate product development contracts with third parties totaling approximately $270,000. These contracts involve the development of disinfection applications of the Company's ozone technology for consumer and industrial products. Approximately $110,000 in cash has been received subsequent to year-end related to these contracts.

     On May 1, 2001 the Board of Directors authorized a private placement offering of approximately $200,000 in convertible promissory notes at an annual interest rate of 10%. The Note holders will have the right to convert the principal amount into restricted common shares at the fair market value of the stock determined on the date the notes are issued. Interest will be payable in additional shares of restricted common stock. Approximately $80,000 has been received to-date under this private placement offering.

Plan of Operation

     The Company historically has acted as both the developer of its technologies and as the manufacturer and marketer of those technologies. Management believes that the customers within the Company's target markets are intrigued by the performance and potential of the Company's technology and products. However, our size and operating capabilities does not support the confidence required for the Company's targeted customers to purchase the Company's products. The Company's targeted industrial customer base is accustomed to doing business with vendors and suppliers of a size and stability that reasonably assures business continuity and internal product support. The single exception to this discrimination as to our limited size has been the U S Navy who is mandated to provide business opportunity for small business enterprises such as Cyclopss.

Under the Company's current plan of operations it will act as a limited manufacturer and marketer of its products and also will market its intellectual properties and development capabilities as a technology provider. Our efforts will be directed toward research, development, and creation of new proprietary technologies and product opportunities utilizing our intellectual property and development expertise with ozone technologies. We intend to license our technology and/or work with third parties to form strategic alliances, research partnerships, or other means to commercialize our technology. We anticipate that our future revenue streams will result primarily from licensing and royalty agreements with other companies that will manufacture, distribute, market and commercialize products utilizing our technologies. Targeted partners include equipment and appliance manufacturers, suppliers and manufacturers of disposable or consumable products, and other enterprises that will utilize our licensed intellectual property.

     The Company will continue to provide low volume production of ozone systems to customers like the US Navy, and the Company also anticipates it will be compensated by one or more of its industry partners for design and development work required in modifying existing products to accommodate the incorporation of the Company's proprietary technologies. This model allows the Company to keep the number of employees limited to specific requirements of the technology application, and converts the Company into a technology purveyor.

         The Company's initial execution of a variation of the business model was illustrated by the relationship between the Company, Proctor & Gamble and Otres, Inc. Cyclopss established a working relationship with Proctor & Gamble early in 1999. In May of 1999, the Company was approached by the principals of Otres to assist in the development and validation of a toothbrush sanitizer and a kitchen sponge sanitizer utilizing ozone technology. The management of the Company determined the products could be of great interest to Proctor & Gamble and, after having appropriate confidentiality documents executed, Otres agreed to allow the Company to introduce the product concepts to Proctor & Gamble. Proctor & Gamble determined they had products that would lend themselves to a co-marketing relationship with the Otres appliances as long as the product development was responsibly executed and the technology application proved safe and effective. Both Otres and Proctor & Gamble engaged the Company for further technology development. This resulted in the Company receiving revenues of approximately $98,000 in fiscal 2000 from its venture partners for the development and testing of the appliances. The Company continues to manage the relationship with Proctor & Gamble for Otres under contract, and contributed to the execution of co-marketing agreements between Otres and the CREST Division of P&G for the toothbrush sanitizer, and Otres and the DAWN Division of P&G for dish washing soap that were announced at the International Home Appliance Show in Chicago on January 16, 2000. The Company has negotiated to receive an ongoing royalty of approximately 3% of gross sales from the sale of these appliances, which provides the potential for future revenues with minimal related costs. Due to internal problems at Otres the products have yet to become fully commercialized. The revenue produced by the royalty stream has been minimal as of the filing date. The Company continues to assist Otres in solving its internal problems and positioning the products for successful commercialization.

     A License and Royalty Agreement executed at year-end 2001 with Consolidated Sills and Sterilizers of Boston, Mass. is also an illustration of the Company's new business plan. The agreement called for an up-front license fee and ongoing royalty, and includes revenues from the production of a prototype for Consolidated Stills and Sterilizers and for consulting fees for work done going forward on the project. The FDA approval process facing Consolidated is formidable and the Company can make no prediction as to when the ozone sterilizer may be available to the health-care industry, but the financial burden is Consolidated's and the Company will receive a 3% royalty on any future gross sales of products utilizing our technology.

     During fiscal 2000, the Company demonstrated the Eco Wash system for the US Navy in San Diego at the Public Works Center. The system was able to launder industrial wipe rags, achieving higher absorbency than produced with convention laundry formulas. This result was achieved while reducing hot water costs by 100%, water consumption by 51%, sewer costs by 100%, chemical costs by 77%, labor by 29%, and electricity cost by 11%. These savings resulted in an estimated payback period to the US Navy for the product installation of 10.7 months. From the successful demonstration, the Naval Facilities Engineering Service Center is recommending that the other Public Works Center sites convert their operations to the Eco Wash system (potentially a total of 40 sites) Since the demonstration of the Company's ozone washing system several new sites have been visited and negotiations are ongoing. Each site will average two Eco Wash 60 Laundry Systems, including a washer and dryer, at approximately $75,000 each. The Company completed the sale of an Eco Wash system to the US Navy's Public Works Center in Pearl Harbor, Hawaii, which resulted in revenue of $76,664 in fiscal 2001. At this time there are no additional Eco Wash systems under contract and, despite ongoing negotiations, there are no assurances that additional contracts are forthcoming. The Company anticipates receiving additional request for proposals from the Navy for additional systems and has partnered with a large international commercial laundry equipment manufacturer for installation and support.

     In late 1997, the electrical Power Research Institute (EPRI) declared ozone as Generally Regarded as Safe (GRAS) allowing food processors to use ozone in the processing of certain food items. Quoting from a September 2, 1999 ozone industry solicitation on behalf of EPRI: "Recently, FDA discovered a troublesome ruling in their 1982 bottled water regulation that accorded GRAS status to ozone use in bottled water. The 1982 bottled water ruling was issued inappropriately under 184.1(b) (2), which indicated that all other food uses require regulation. Therefore, although FDA has elected not to challenge the EPRI Expert Panel declaration, the FDA cannot officially sanction GRAS status for the use of ozone in food processing because of the prior 184.1(b)
(2) ruling. To help resolve this dilemma, EPRI has prepared a petition to FDA for approval of ozone under the food additive regulations. In view of the significant food safety protection provided by the use of ozone, FDA has received this petition under the new Expedited Review rules, which appears to be the best way to resolve the regulatory problem. A ruling on the matter was anticipated by February 28, 2001, but has not been handed down as of the date of this filing.

     Subsequent to year end but prior to reporting date the Company was granted a very broad patent by the United States Patent office relating to the use of water, ozone and food grade surfactants for use in all food processing activities. The patent is extremely important to the Company's ability to defend a position of proprietary processes for development and subsequent licensing should the expected FDA ruling be granted. While the impact on the Company can only be determined when that final ruling is handed down, should the ruling be in favor of ozone's use, the Company believes that there may be a resurgence of the interest expressed by potential strategic partners experienced after the GRAS declaration.

     Subsequent to year-end the Company has negotiated and executed four separate product development contracts with third parties totaling approximately $270,000. These contracts involve the development of disinfection applications of the Company's ozone technology for consumer and industrial products. Approximately $110,000 in cash has been received subsequent to year-end related to these contracts.

     On May 1, 2001 the Board of Directors authorized a private placement offering of approximately $200,000 in convertible promissory notes at an annual interest rate of 10%. The Note holders will have the right to convert the principal amount into restricted common shares at the fair market value of the stock determined on the date the notes are issued. Interest will be payable in additional shares of restricted common stock. Approximately $80,000 has been received to-date under this private placement offering.

     The Company continues to seek customers and strategic partners who are sufficiently convinced of the potential of its technologies to pro-actively participate in necessary research and development costs. These customers and strategic partners not only may provide revenues from research and development contracts but also follow-on royalty revenues from the purchase of systems and processes.

     The Company has provided major agricultural producers with prototype ECO-PURE test washing systems that have been installed in wet produce processing plants, long-term produce storage facilities, short term banana and tomato ripening rooms, and for use in treatment of herbal remedies and dietary supplements. Commercialization of these successful test processes is likely reliant on the anticipated FDA ruling.

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

     We anticipate that the sale of Biochemical products will continue to be driven by customer requests and any additional sales will be derived from contract product development. Current sales activities will be evaluated and alternatives looked for to improve profit margins. Joint efforts with Foster Miller, Inc., in attempting to create a market for Biochemical's polymer system for use by the aerospace industry have been abandoned due to limited
funds available to Foster Miller.   The Company has begun the search for an
appropriate partner to continue that development effort.

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

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The private Securities litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

1.  Market acceptance of the Company's products;
2. Obtaining sufficient additional operating capital in the form of debt or equity;
3.  The existence of an orderly market in the Company's securities;
4.  Increased sales of the various products of the Company;
5. A regulatory climate that permits the Company's technologies and products to obtain commercial acceptance
6.  Continued success in the Company's research and development activities;
    and
7.  Successful completion of strategic alliances.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For information required with respect to this Item 7, see "Consolidated Financial Statements and Schedules" on pages F-1 through F-27 of this report.


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes or disagreements between the Company and Ernst & Young LLP, its Independent Auditors, during the year ended February 28, 2001.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    A. Identification of Directors and Executive Officers. The current directors and officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

    Name                 Age                 Position

William R. Stoddard      49             President, CEO

Durand M. Smith          53             Director, Vice President of
                                        Research and Development

Mondis Nkoy              37             Controller, Corporate Secretary

Michael J. Lakis, Jr.    64             Director

Richard C. Nelson        70             Director

Steve Sarich, Jr.        79             Director

William A. Anawaty       52             Director

John V. Winings          59             Director


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

     Durand M. Smith, Ph.D.   Dr. Smith has been the Vice President of
Research and Development for the Company since March 1998 and has been a director of the Company since April 1999. Dr. Smith is the former Manager of Advanced Space Programs for General Electric's Aerospace and Defense Group (1973-1988) and Vice President of Engineering for Ithaco Inc, a spacecraft-hardware-engineering firm (1988-1993). Dr. Smith also served as COO of Orion International Technologies (1993-1996), an engineering services company. Prior to joining Cyclopss, Dr. Smith served as the Governor's Science Advisor for the State of New Mexico.

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

    Michael J. Lakis.  Mr. Lakis joined the board of directors on December
1, 1997. Most recently, he served as President and Chief Operating Officer - North America for Del Monte Fresh Produce Company. Prior to this post, Mr. Lakis was with Chiquita Brands Inc., where he gained over 37 years of experience, including serving as President from 1979 to 1992.

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

    William A. Anawaty.  Mr. Anawaty joined the company on August 28,
2000. Mr. Anawaty is the founder and President of Anari, Inc. Prior to his founding Anari, Inc., Mr. Anawaty served in a variety of positions with the US Treasury Department, including International Legal Counsel, Director of Special Programs and finally, Executive Assistant to the Deputy Secretary.

    John V. Winings. Mr. Winings joined the board in March of 2000. He is a business change executive in manufacturing/engineering firms, with 25 years of experience in large manufacturing companies such as Action Implementors, Inc. and RCS Technologies, Inc. He has been the President/CEO of OxiDyn since August of 1997.

    B. Compliance With Section 16(a). Section 16 of the Securities Exchange Act of 1934 requires the filing of reports for sales of the Company's common stock made by officers, directors, and 10% or greater shareholders. A Form 4 must be filed within 10 days after the end of the calendar month in which a sale or purchase occurred. Based upon review of Forms 4 filed with the Company, no such transactions took place and disclosure is required in this Form 10-KSB.


ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth certain information concerning compensation for services rendered for the past three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:


                                             Long Term Compensation
          Annual Compensation             Awards      Payouts

Name and                           Other                               All
principal                          Annual   Option/             LTIP   Other
position     Year        $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
William R.
Stoddard      2001 $150,000   -0-    -0-      -0-       -0-     -0-      -0-
President     2000 $150,000(2)-0-    -0-  2,654,354 (1) -0-     -0-      -0-
              1999 $150,000(2)-0-    -0-    450,000 (1) -0-     -0-      -0-

Durand M.
Smith         2001 $120,000   -0-    -0-      -0-       -0-     -0-      -0-
Chairman      2000 $120,000   -0-    -0-  1,105,981 (1) -0-     -0-      -0-
Vice          1999 $120,000   -0-    -0-  1,105,981 (1) -0-     -0-      -0-
President,
Research and
Development

Garr
Bratcher      2001      -0-   -0-    -0-      -0-       -0-     -0-      -0-
Chairman,     2000      -0-   -0-    -0-      -0-       -0-     -0-      -0-
CEO
(March 1999
to            1999 $235,000   -0-    -0-      -0-       -0-     -0-      -0-
August 1999)

      (1) Options to acquire shares of common stock
      (2) William R. Stoddard deferred $31,875 and $59,375 of his annual salary in fiscal 2000 and 1999, respectively, due to cash constraints of the Company. All deferred salaries were paid during 2001.

Stock Options Granted to Executives

     On April 19, 1999, a stock option grant was made for 450,000 common shares to Mr. Stoddard at $0.10 per share. At the same time, additional options were granted to Dr. Durand Smith for 350,000 common shares at $0.10 per share. These options vested on the date of grant and were exercisable on that date. A Form S-8 was filed on May 13, 1999 to register common shares underlying these options. All of the above stock options were cancelled in May 1999.

     On June 1, 1997, a grant was made to Mondis Nkoy, Corporate Secretary, for 15,000 common shares at $0.94, the closing market price for that day. These shares were exercisable one year after the grant date at 5,000 shares a year, for three years. On April 19, 1999, these 15,000 shares were repriced to $0.10 per share and the options became immediately vested. The underlying shares were registered on the Form S-8 mentioned above, on May 13, 1999. All of the above stock options expired unexercised during fiscal 2001.

     On December 6, 1999, a stock option grant was made for 2,654,354 common shares to Mr. Stoddard at $0.065 per share. At the same time, additional options were granted for Dr. Durand Smith for 1,105,981 common shares at $0.065 per share and for Mondis Nkoy for 442,392 common shares at $0.065. These options vested on the date of grant and were exercisable on that date. A Form S-8 was filed on March 7, 2000 to register common shares underlying these options.

     No stock options were granted to officers of the Company during fiscal
2001.

     As of February 28, 2001, Durand Smith exercised 70,000 of the options granted to him at $0.065 per share and Mondis Nkoy exercised 55,000 of the options granted to her at $0.065 per share. The shares of common stock underlying the granted Options were registered by the Company with the filing of Forms S-8 dated May 13, 1999, and March 7, 2000, which are incorporated herein by reference.

Aggregate Option Exercises and Number/Value of Unexercised Options

     The following table provides information concerning the exercise of options during the last fiscal year by persons named in the Summary Compensation Table, the number of unexercised options held by such persons at the end of the last fiscal year, and the value of such unexercised options as of such date:

                                           Nature of     Value of Unexercised
              Shares Acquired  Values     Unexercised     In-the-money Options
               on exercise    Realized     Options at     at 2/28/2001 ($)(1)
  Name              (#)         ($)        2/28/01 (#)
                                        Exer    Unexer    Exercisable   Unexer
                                       cisable  cisable                cisable
William R.
Stoddard             -0-         -0-   3,104,354  -0-      $159,261      -0-
Mondis Nkoy       55,000       8,400     387,392  -0-       $23,244      -0-
Durand Smith      70,000       8,750   1,385,981  -0-       $62,153      -0-

1. An "In-the-Money" stock option is an option for which the market price of the Company's Common Stock underlying the option on February 29, 2000 exceeded the option exercise price. The value shown is calculated by multiplying the number of unexercised options by the difference between (i) the closing price for the Common Stock on Small Cap Bulletin Board Market on February 28, 2001 ($0.125) and (ii) the exercise price of the stock options ($0.065 for Mr. Stoddard's 2,654,354, Mr. Smith's 1,035,981 and Ms. Nkoy's 387,392 exercisable options).

Compensation of Directors

    The Company's non-employee directors are paid $500 for each Board of Directors Meeting attended and $250 for each telephonic meeting. On August 26, 1993, the Company's Board of Directors approved a Non-Employee Director's Stock Option Plan that provides for the issuance of a maximum of 75,000 shares of the Company's common stock pursuant to the exercise of options granted under the Plan. The Plan provides that each non-employee director will be issued an option to purchase 5,000 shares of the Company's common stock on the date of the Company's Annual Meeting of Stockholders, commencing in 1994. After an option is granted, it will be exercisable for a period of five years. The Options granted under this plan are exercisable at $1.85 per share. This Non-Employee Director's Stock Option Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993.
The shares of the Company's common stock underlying these options were registered by the Company with the filing of Form S-8 dated August 31, 1994, which is incorporated herein by reference. Effective September 1, 1996 the Company's Board of Directors approved an additional 25,000 options to be granted, 5,000 shares each to Non-Employee Directors on the date of the Company's Annual Meeting of Stockholders in 1997. After these options were granted, they are exercisable for a period of five years. The Options granted under this additional plan are exercisable at $1.07 per share, which is deemed to have been the fair market value of the Company's common stock on September 1, 1996, the date the plan was approved and enacted. Due to the cash restraints of the Company, the board compensation was accrued for about a year and a half, or sixteen telephonic meetings, and was paid pursuant a board resolution on November 24, 1999, in Company's stock at $0.065 per share. These shares were registered by the Company with the filing of Form S-8 dated March 7, 2000, which is incorporated herein by reference.


Stock Incentive Plan

    On December 21, 1992, the Company's Board of Directors approved the 1992 Stock Incentive Plan (the "Plan") that provides for the issuance of a maximum of 270,000 shares of the Company's Common Stock pursuant to the exercise of options granted under the Plan. Options granted under the Plan are intended to comply with Section 422 of the Internal Revenue Code of 1986. On May 9, 1994, the Plan was amended by the Board of Directors. Such amendments did not increase the number of options that may be issued, change the persons who may be granted options or in any way materially affect the Plan. The Plan is administered by the Board of Directors or a committee of the Board which selects the persons to whom options are granted and the terms of the options. The Plan provides that the option price may not be less than 100% of the fair market price on the date the option is granted and that no option may be exercisable for longer than 10 years. The 1992 Stock Incentive Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993. Options under the Plan may be granted to directors and key employees of the Company. The shares of common stock underlying the Options granted under the Plan were registered by the Company with the filing of Form S-8 dated August 31, 1994, which is incorporated herein by reference.

Options Granted under the Plan.

    As of February 28, 2001, there are 165,858 stock options granted and outstanding and 2,800 stock options that have been exercised, which leave 101,342 shares available for grant under the Plan. Subsequent to February 28, 2001, the Board of Directors approved an increase in the number of shares of common stock available under the Plan to 500,000 shares.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth information regarding shares of the Company's common stock owned beneficially as of June 1, 2001, by (I) each director of the Company, (ii) all officers and directors as a group and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's Common Stock:

Name and Address of                Amount and Nature of         Percent of
Beneficial Owner                    Beneficial Ownership(1) Class Ownership

William R. Stoddard(2)(3)                3,750,957             9.9%
3646 West 2100 South
Salt Lake City, UT  84120

Procter & Gamble(9)                      2,972,973             7.8%
One Procter & Gamble Plaza
Cincinnati, OH 45202

Steve Sarich, Jr.(2)(4)                  1,280,881             3.4%
505 Madison Street
Suite 220
Seattle, WA  98104

Mondis Nkoy(2)(5)                          392,392             1.0%
3646 West 2100 South
Salt Lake City, UT  84120

Michael J. Lakis (6)(2)                    330,107             0.9%
3646 West 2100 South
Salt Lake City, UT  84120

Durand Smith (7)(2)                      1,456,981             3.8%
3646 West 2100 South
Salt Lake City, UT  84120

Richard C. Nelson  (8)(2)                   61,536             0.2%
3646 West 2100 South
Salt Lake City, UT  84120

All Officers and Directors
as a Group (7 Persons)                  10,245,827            27.0%

(1) As of June 1, 2001, there were 32,120,349 shares of the Company's common stock issued and outstanding and entitled to vote at the annual meeting. Additionally, there are currently exercisable options and warrants to purchase 5,761,116 shares of the Company's common stock. Therefore, under the rules of the Securities and Exchange Commission, there are deemed to be 37,881,465 shares of the Company's common stock issued and outstanding for purposes of the table above. The shares issuable upon the exercise of the options can only be voted at a shareholders meeting if the options are exercised and the shares issued prior to the record date for the meeting. The shares issuable upon the conversion of promissory notes can only be voted at a shareholders meeting if the notes are converted and the shares issued prior to the record date of the meeting.

(2) These individuals are the directors and/or officers of the Company as of June 1, 2000.

(3) Mr. Stoddard is the record owner of 618,031 of these shares. The balance of 3,750,957 shares includes 3,104,354 shares that may be acquired by Mr. Stoddard from the Company pursuant to an employment stock option and 28,572 shares that may be purchased pursuant to a currently exercisable
warrant as of June 1, 2000.   All of such options are currently exercisable.

(4) The 1,280,881 shares of total beneficial ownership shown for Mr. Sarich includes 1,237,309 shares owned of record by Mr. Sarich and an affiliated Company (321 Investments), 15,000 shares which may be acquired upon exercise of a currently exercisable stock option and 28,572 shares which may be purchased pursuant to a currently exercisable Warrant as of June 1, 2000. All of such options and warrants are currently exercisable.

(5) The 392,392 shares of total beneficial ownership shown for Ms. Nkoy includes 5,000 shares owned of record by Ms. Nkoy, the controller and the Corporate Secretary of the Company and 387,392 shares which may be acquired by Ms. Nkoy from the Company pursuant to employment stock option agreements. All of these options are currently exercisable.

(6)  Mr. Lakis is a director who is currently the record owner of 330,107
shares.   He has no exercisable stock options as of June 1, 2001, nor has he been granted any options as of June 1, 2001.

(7) The 1,456,981 shares of total beneficial ownership shown for Dr. Smith includes 71,000 shares owned of record by Dr. Smith, a director and employee (vice president of research and development) of the Company and 1,385,981 shares which may be acquired by Dr. Smith from the Company pursuant to employment stock option agreements. All of these options are currently exercisable.

8)   Mr. Nelson is a Director who is currently the record owner of 61,536
shares.   He has no exercisable stock options as of  June 1, 2001, nor has he been granted any options as of June 1, 2001.

9) Procter & Gamble, under the terms of the $1,000,000 loan agreement, may convert the loan amount, plus interest to common shares, at $.37 cents per share. More information about this agreement is under the Liquidity and Capital Resources section of Management's Discussion and Analysis.


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

      On November 30, 2000 the Company filed a Report on Form 8-K reporting the Company had entered into a "Term Sheet/Letter of Agreement" to acquire OxiDyn Incorporated on October 6, 2000.

                            SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CYCLO3PSS CORPORATION

Date: May 29, 2000                By/s/William R. Stoddard
                                  William R. Stoddard
                                  CEO & Chairman
                                  Principal Executive Officer

Date: May 29, 2000                By/s/ Mondis Nkoy
                                  Mondis Nkoy
                                  Controller, Corporate Secretary
                                  Principal Financial Office

                            SIGNATURES


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                    Capacity                 Date

/s/ William R. Stoddard      President                May 29, 2001
William R. Stoddard

/s/ Steve Sarich Jr.         Director                 May 29, 2001
Steve Sarich, Jr.

/s/ Richard C. Nelson        Director                 May 29, 2001
Richard C. Nelson

/s/ Michael J. Lakis         Director                 May 29, 2001
Michael J. Lakis

/s/ Durand M. Smith          Director                 May 29, 2001
Durand M. Smith

/s/ William Anawaty          Director                 May 29, 2001

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

23        Consent of Ernst & Young, LLP           Attached

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

(3) Filed as an Exhibit to the Registrant's Form S-8 dated August 31, 1994 incorporated herein by reference

(4) Filed as an Exhibit to the Registrant's Form 8-K dated February 2, 1995 incorporated herein by reference

(5) Filed as an Exhibit to the Registrant's Form 8-K dated January 8, 1996 incorporated herein by reference

(6) Filed as an Exhibit to the Registrant's Form 8-K dated August 20, 1996 incorporated herein by reference

(7) Filed as an Exhibit to the Registrant's Form 10-KSB dated for the year ended February 29, 2000 incorporated herein by reference

Consolidated Financial Statements
Cyclo3pss CorporationTruVision, Inc.
Years Ended February 28, 2001 and February 29, 2000 with Report of Independent Auditors

                          Cyclo3pss Corporation

                  Consolidated Financial Statements

         Years Ended February 28, 2001 and February 29, 2000




                               Contents


    Report of Independent Auditors . . . . . . . . . . . . . . . . . . F-2

    Consolidated Financial Statements:

     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . F-3
     Consolidated Statements of Operations . . . . . . . . . . . . . . F-5
     Consolidated Statements of Stockholders' Equity (Deficit) . . . . F-6
     Consolidated Statements of Cash Flows . . . . . . . . . . . . . . F-8

    Notes to Consolidated Financial Statements . . . . . . . . . . . . F-9

                  Report of Independent Auditors

The Board of Directors and Stockholders
Cyclo3pss Corporation

We have audited the accompanying consolidated balance sheets of Cyclo3pss Corporation and subsidiaries as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyclo3pss Corporation and subsidiaries at February 28, 2001 and February 29, 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and periodic cash flow difficulties raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The consolidated financial statements for the year ended February 28, 2001 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



Salt Lake City, Utah
June 1, 2001

                          Consolidated Balance Sheets
                                              February 28   February 29
                                                  2001         2000
Assets
Current assets:
  Cash                                        $ 62,022      $ 107,565
  Accounts receivable, less allowance for
   doubtful accounts of $18,975 in 2001 and
   $23,420 in 2000, respectively                28,850         70,723
  Note receivable from OxiDyn                   80,000              -
  Inventories                                        -         17,930
  Prepaid expenses                               3,462          5,815
Total current assets                           174,334        202,033

Property and equipment, net                     67,800        135,521

Other assets:
  Acquired patents, net                         36,407         72,807
  Developed patents, net                        36,693         56,623
                                            $  315,234      $ 466,984

                                              February 28   February 29
                                                 2001            2000

Liabilities and stockholders' equity (deficit)
Current liabilities:
 Accounts payable                           $  124,937      $ 256,955
 Accrued liabilities                           119,351        449,440
 Note payable                                1,000,000        250,000
 Note payable to officer                        10,000              -
 Current portion of capital lease obligations        -          3,778
 Deferred revenue                              100,000        100,000
Total current liabilities                    1,354,288      1,060,173

Commitments and contingencies

Stockholders' equity (deficit):
 Preferred stock:
   Preferred stock issuable in series:
   par value $0.01, 4,500,000 authorized:
     Series "A" preferred stock; 35,638 shares
       authorized, issued and outstanding
       (liquidation preference of $71,276)         356            356
     Series "B" convertible preferred stock;
       30,000 shares authorized, 614 and 900
       shares issued and outstanding in 2001
       and 2000, respectively (liquidation
       preference of $1,110,814)                     6              9
     Series "C" convertible preferred stock;
       550 shares authorized, no and 75 shares
       issued and outstanding in 2001 and 2000,
       respectively                                  -              1
   Class "A" preferred stock, par value $0.01;
     500,000 shares authorized; none issued or
     outstanding                                     -              -
 Common stock, par value $0.001; 55,000,000
   shares authorized; 30,352,826 shares and
   25,226,066 shares issued in 2001 and 2000,
   respectively                                 30,353         25,226
 Additional paid-in capital                 19,504,245     19,028,409
 Deferred stock-based compensation              (1,969)             -
 Stock subscription received                   190,000
 Accumulated deficit                       (20,260,500)   (19,145,645)
 Treasury stock, 264,000 common shares at
   cost                                       (501,545)      (501,545)
Total stockholders' equity (deficit)        (1,039,054)      (593,189)
                                       $       315,234      $ 466,984

See accompanying notes to consolidated financial statements

                           Cyclopss Corporation
                   Consolidated Statements of Operations
                                                            Year Ended
                                                    February 28  February 29
                                                       2001        2000
Revenues:
  Products sales                                    $349,940      $614,196
  Services                                            89,410       137,346
Total revenues                                       439,350       751,542

Costs and expenses:
  Cost of products sold                              261,601       367,828
  Cost of services                                    66,449        65,770
  Research and development                            67,055       131,050
  Selling and marketing                              114,702       107,458
  General and administrative                         815,894       871,148
  Depreciation and amortization                      139,851       151,000
                                                   1,465,552     1,694,254
Loss from operations                              (1,026,202)     (942,712)

Interest income                                        4,845           298
Interest expense                                     (97,528)         (875)
Litigation settlement expense                              -    (1,156,000)
Other income                                           4,030       138,875

Net loss                                          (1,114,855)   (1,960,414)
Preferred stock dividends                            (18,000)     (234,346)
Net loss attributable to common stockholders     $(1,132,855)  $(2,194,760)

Basic and diluted net loss per common share          $ (0.04)       $(0.11)
Weighted-average number of common shares - basic
and diluted                                       28,375,628    19,572,862

See accompanying notes to consolidated financial statements.

                      Cyclo3pss Corporation

    Consolidated Statements of Stockholders' Equity (Deficit)

                                                  Series "B"     Series "C"
                                  Series "A"     Convertible     Convertible
                               Preferred Stock Preferred Stock Preferred Stock
                               Shares   Amounts Shares Amounts Shares Amounts
Balances at February 28, 1999    35,638   $ 356   1,187    $12    206    $ 2
Issuance of common stock for cash     -       -       -      -      -      -
Issuance of common stock for
 services                             -       -       -      -      -      -
Issuance of common stock upon
 exercise of stock options            -       -       -      -      -      -
Issuance of Series "C" convertible
 preferred stock                      -       -       -      -    157      2
Conversions of Series "B"
 preferred stock to common stock      -       -    (287)    (3)     -      -
Conversions of Series "C"
 preferred stock to common stock      -       -       -      -   (288)    (3)
Legal settlement with Series "B"
 preferred stockholders               -       -       -      -      -      -
Net loss                              -       -       -      -      -      -
Recognition of paid-in-kind stock
 dividends on Series "B"
 preferred stock (See Note 8)         -       -       -      -      -      -
Balances at February 29, 2000    35,638     356     900      9     75      1

Issuance of common stock for
 services                             -       -       -      -      -      -
Issuance of common stock upon
 conversion of accrued interest       -       -       -      -      -      -
Issuance of common stock upon
 exercise of warrants                 -       -       -      -      -      -
Issuance of common stock upon
 exercise of stock options            -       -       -      -      -      -
Conversions of Series "B"
 preferred stock to common stock      -       -    (286)    (3)     -      -
Conversions of Series "C"
 preferred stock to common stock      -       -       -      -    (75)     -
Deferred stock-based compensation     -       -       -      -      -      -
Amortization of deferred stock
 based compensation                   -       -       -      -      -      -
Stock subscription received in cash   -       -       -      -      -      -
Net loss                              -       -       -      -      -      -
Recognition of paid-in-kind
 stock dividends on Series "B"
 preferred stock (See Note 8)         -       -       -      -      -      -
Balances at February 28, 2001    35,638   $ 356     614    $ 6      -   $  -

CONTINUED

                      Cyclo3pss Corporation

    Consolidated Statements of Stockholders' Equity (Deficit)
                                                   Additional   Deferred
                                     Common Stock    Paid-in   Stock-Based
                                  Shares   Amount    Capital   Compensation
Balances at February 28, 1999     17,599,482 $17,599 $17,860,958 $       -
Issuance of common stock for cash  1,142,857   1,143      78,857         -
Issuance of common stock for
 services                            391,530     392      31,357         -
Issuance of common stock upon
 exercise of stock options             4,000       4         496         -
Issuance of Series "C" convertible
 preferred stock                           -       -     156,823         -
Conversions of Series "B"
 preferred stock to common stock   3,204,197   3,204      (3,201)        -
Conversions of Series "C"
 preferred stock to common stock   2,884,000   2,884      (2,881)        -
Legal settlement with Series "B"
 preferred stockholders                    -       -     906,000         -
Net loss                                   -       -           -         -
Recognition of paid-in-kind stock
 dividends on Series "B"
 preferred stock (See Note 8)              -       -           -         -
Balances at February 28, 2001     25,226,066  25,226  19,028,409         -

Issuance of common stock for
 services                            350,000     350     176,710         -
Issuance of common stock upon
 conversion of accrued interest      593,777     594      96,803         -
Issuance of common stock upon
 exercise of warrants                382,000     382     190,618         -
Issuance of common stock upon
 exercise of stock options           177,800     178      13,299         -
Conversions of Series "B"
 preferred stock to common stock   2,878,933   2,879      (2,876)        -
Conversions of Series "C"
 preferred stock to common stock     744,250     744        (743)        -
Deferred stock-based compensation          -       -       2,025    (2,025)
Amortization of deferred stock
 based compensation                        -       -           -        56
Stock subscription received in cash        -       -           -         -
Net loss                                   -       -           -         -
Recognition of paid-in-kind
 stock dividends on Series "B"
 preferred stock (See Note 8)              -       -           -         -
Balances at February 28, 2001     30,351,826 $30,353 $19,504,245  $ (1,969)

CONTINUED

                      Cyclo3pss Corporation

    Consolidated Statements of Stockholders' Equity (Deficit)
                            Stock                   Treasury Stock
                         Subscription  Accumulated     (Common)
                           Received     Deficit    Shares   Amounts    Total
Balances at February 28, 1999    -  $(17,185,231) 264,000 $(501,545) $192,151
Issuance of common stock for
cash                             -             -        -         -    80,000
Issuance of common stock for
 services                        -             -        -         -    31,749
Issuance of common stock upon
 exercise of stock options       -             -        -         -       500
Issuance of Series "C"
convertible preferred stock      -             -        -         -   156,825
Conversions of Series "B"
 preferred stock to common stock -             -        -         -         -
Conversions of Series "C"
 preferred stock to common stock -             -        -         -         -
Legal settlement with Series "B"
 preferred stockholders          -             -        -         -   906,000
Net loss                         -    (1,960,414)       -         -(1,960,414)
Recognition of paid-in-kind stock
 dividends on Series "B"
 preferred stock (See Note 8)    -             -        -         -         -
Balances at February 29, 2000    -   (19,145,645) 264,000  (501,545) (593,189)

Issuance of common stock for
 services                        -             -        -         -   177,060
Issuance of common stock upon
 conversion of accrued interest  -             -        -         -    97,397
Issuance of common stock upon
 exercise of warrants            -             -        -         -   191,000
Issuance of common stock upon
 exercise of stock options       -             -        -         -    13,477
Conversions of Series "B"
 preferred stock to common stock -             -        -         -         -
Conversions of Series "C"
 preferred stock to common stock -             -        -         -         -
Deferred stock-based compensation-             -        -         -         -
Amortization of deferred stock
 based compensation              -             -        -         -        56
Stock subscription received
in cash                    190,000             -        -         -   190,000
Net loss                         -    (1,114,855)       -         -(1,114,855)
Recognition of paid-in-kind
 stock dividends on Series "B"
 preferred stock (See Note 8)    -             -        -         -         -
Balances at February 28,
2001                      $190,000  $(20,260,500)264,000$(501,545)$(1,039,054)

                           Cyclopss Corporation
                   Consolidated Statements of Cash Flows
                                                             Year Ended
                                                     February 28   February 29
                                                          2001        2000
Cash flows from operating activities:
  Net loss                                          $ (1,114,855)$(1,960,414)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation                                         66,275      89,648
     Amortization                                         73,576      61,352
     Common stock issued for services                    177,060      31,749
     Stock-based compensation                                 56           -
     Legal settlement expense with Series "B"
     shareholder                                               -     906,000
     Loss on disposition of property and equipment         4,843      12,722
     Write off of inventory                               17,930           -
     Changes in assets and liabilities:
       Accounts receivable                                39,898     (23,145)
       Inventories                                             -      47,418
       Prepaid expenses and other                          2,353      44,533
       Accounts payable and accrued liabilities         (364,710)    318,220
       Deferred revenue                                        -     100,000
Net cash used in operating activities                 (1,097,574)   (371,917)

Cash flows from investing activities:
  Note receivable from Oxidyn                            (80,000)          -
  Purchase of property and equipment                      (5,550)     (4,954)
  Proceeds from sale of property and equipment             4,128           -
  Increase in developed patents                          (17,246)    (29,402)
Net cash used in investing activities                    (98,668)    (34,356)

Cash flows from financing activities:
  Proceeds from issuance of common stock                       -      80,000
  Proceeds from exercise of warrants                     191,000           -
  Proceeds from exercise of stock options                 13,477         500
  Proceeds from stock subscription received              190,000           -
  Proceeds from issuance of preferred stock                    -     156,825
  Proceeds from note payable                             750,000     250,000
  Proceeds from note payable to officer                   10,000           -
  Principal payments under capital lease obligations      (3,778)     (9,505)
Net cash provided by financing activities              1,150,699     477,820
Net increase (decrease) in cash                          (45,543)     71,547
Cash at beginning of year                                107,565      36,018
Cash at end of year                                       62,022    $107,565

Supplemental disclosures:
Interest paid in cash                                $       131    $    868
Non-cash investing and financing activities:
Receipt of furniture and fixtures as settlement of
 accounts receivable                                 $     1,975    $      -
Conversion of preferred stock into common stock                4           6
Conversion of accrued interest into common stock          97,397           -
Deferred stock-based compensation                          2,025           -

See accompanying notes to consolidated financial statements.

                      Cyclo3pss Corporation

            Notes to Consolidated Financial Statements

                        February 28, 2001


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

Letter of Intent to Acquire OxiDyn Incorporated

In October 2000, the Company entered into a letter of intent to acquire OxiDyn Incorporated (OxiDyn), a North Carolina based manufacturer of ozone based clean-in-place and sanitizing rinsing systems for the beverage and bottling industry. A preliminary acquisition agreement was executed in February 2001, subject to final negotiation, which calls for the Company to issue shares of common stock determined by dividing OxiDyn's net book value by the average closing price of the Company's common stock during the five day trading period immediately prior to the closing date of the acquisition. The acquisition is pending, however, there can be no assurance that the proposed acquisition will close.

In November 2000, the Company loaned $80,000 to OxiDyn to meet its current operating requirements. In order to provide the above funding, the acquisition agreement called for the Company to complete a private placement offering of at least $300,000 at a price of $0.195 per share, which was to be purchased by OxiDyn's investors and shareholders. The Company received cash of $190,000 related to the offering prior to February 28, 2001, which was reported as a stock subscription received in the financial statements. Subsequent to February 28, 2001, the Company completed the private placement offering receiving gross proceeds of $290,000, including the subscription received, and issued 1,487,179 shares of common stock.

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies (continued)

Cash

Cash consists primarily of cash in banks and money-market account with insignificant interest rate risk. The carrying amount of cash reported on the balance sheets approximates the fair value.

Concentration of Credit Risk

The Company's financial instruments consist primarily of cash and trade accounts receivable. Risks associated with cash are mitigated by banking with federally insured credit worthy institutions. The Company sells its products primarily to, and has trade receivables with, industrial and healthcare laundries, chemical manufacturers and universities in the United States and abroad. Less than 10% of product sales are to foreign customers.

As a general policy, collateral is not required for accounts receivable; however, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectation. Historical losses have not been material.

Inventories

Inventories consist of raw materials and are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. During the year ended February 28, 2001, the Company wrote off its remaining inventory resulting in a loss of $17,930.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Assets acquired pursuant to capital lease obligations are amortized over the assets' estimated useful lives. Leasehold improvements are amortized over the lesser of the estimated useful lives or the remaining lease term. Maintenance and repairs are expensed as incurred.

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies (continued)

Intangible Assets

Intangible assets consist primarily of patents that are recorded at the lower of cost or their net realizable value. Acquired and developed patents are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining stated life of the patent. Accumulated amortization for acquired and developed patents was $370,715 and $297,139 at February 28, 2001 and February 29, 2000, respectively.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Company reviews long-lived and intangible assets for impairment whenever events or circumstances indicate the carrying value of an asset may not be recoverable. Based on the Company's review there has been no impairment of long-lived or intangible assets.

Income Taxes

The Company provides for income taxes based on the liability method required by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Fair Value of Financial Instruments

The carrying amount of accounts receivable, notes receivable and debt instruments approximate their fair value.

Revenue Recognition

We apply the provisions of SAB 101 when recognizing revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists,
b) delivery has occurred or services have been rendered, c) the seller's price to the buyer is fixed or determinable, and d) collectibility is reasonably assured.

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


  1. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Revenue for product sales is recognized upon installation, acceptance by the customer, and after contractual obligations, if any, are fulfilled. Revenue related to washing and laundry systems is recognized under the percentage of completion method. The Company also provides certain services on a time and materials basis. Revenue related to upfront license fees is deferred and recognized over the term of the respective license. Royalty revenue is recognized upon receipt.

Deferred revenue is comprised of prepaid license fees received from the license of certain of the Company's technologies. Revenues from license fees are to be recognized in connection with royalty revenues to be credited.

Advertising Costs

Advertising costs are expensed during the year in which they are incurred. Advertising expenses were $6,082 and $318, respectively for the years ended February 28, 2001 and February 29, 2000.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation.

Under APB No. 25, when the exercise price of the Company's stock options equals the estimated fair market value of the underlying stock on the date of grant, generally no compensation expense is recognized. The Company has adopted SFAS No. 123 for disclosure-only purposes.

Stock compensation expense for options granted to non-employees has been determined in accordance with EITF 96-18 as the fair value of the consideration received or the fair value of the equity investments issued, whichever is more reliably measured. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest.

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss for the period by the weighted-average number of the Company's common shares outstanding. Because the Company reported a net loss for each of the fiscal years ended February 28, 2001 and February 29, 2000, all common stock equivalents are anti-dilutive and accordingly have been excluded from the earnings per common share computation.

Options and warrants to purchase 5,985,558 and 9,717,900 shares of common stock were outstanding at February 28, 2001 and February 29, 2000, respectively, but were not included in the computation of diluted earnings per common share because they were anti-dilutive. Additionally, the Company has convertible debt and convertible preferred stock that was not included in the computation of diluted earnings per common share because their respective converted shares would be anti-dilutive. The convertible debt would convert into 2,979,247 shares of common stock at February 28, 2001. The convertible preferred stock has a conversion price that is determined based on an average trading price, which is established at the date of conversion. Based on the average trading price as determined at February 28, 2001, the preferred stock would convert into 6,895,003 shares of common stock.

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies (continued)

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. There were no items of other comprehensive income in 2001 or prior.

Impact of Recent Accounting Pronouncement

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. All registrants are expected to apply the accounting and disclosure described in SAB 101. The Company has adopted SAB 101 and there was no impact on the Company's revenue recognition policies or amounts recorded as revenue resulting from the adoption.

2. Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses that have resulted in an accumulated deficit at February 28, 2001 of $20,260,500, has periodic cash flow difficulties, and is in default on debt covenants, all of which raise substantial doubt of the Company's ability to continue as a going concern.

The net loss applicable to common shareholders for the year ended February 28, 2001 was $1,132,855. In the past the Company has been able to obtain funding necessary for its operations through the issuances of common and preferred stock. With a cash balance of $62,022 at February 28, 2001 and expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

The Company believes that these conditions have resulted from the inherent risks associated with small technology companies. Such risks include, but are not limited to, the ability to (a) generate sales of its product at levels sufficient to cover its costs and provide a return for investors, (b) attract additional capital in order to finance growth, (c) further develop and successfully market commercial products and (d) successfully

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


2. Basis of Presentation (continued)

compete with other technology companies having financial, production and marketing resources significantly greater than those of the Company.

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

3. Property and Equipment

Property and equipment consists of the following:

                                               February 28  February 29
                                                   2001         2000

     Equipment                                  $ 534,510    $ 618,821
     Furniture and fixtures                        18,878       58,981
     Leasehold improvements                       108,275      111,005
                                                  661,663      788,807

     Less: accumulated depreciation
         and amortization                        (593,863)    (653,286)
                                                $  67,800    $ 135,521

The final payments due under the Company's capital leases were made during fiscal 2001. Property and equipment under capital leases at February 29, 2000 was $25,902 with related accumulated depreciation of $16,836.

During fiscal 2001, the Company received furniture and fixtures in full settlement of an accounts receivable balance of $6,420. The Company immediately sold the furniture and fixtures items that were received for cash of $1,975. The remaining accounts receivable balance of $4,445 was written off as uncollectible.

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


4. Accrued Liabilities

Accrued liabilities consist of the following:

                                                 February 28  February 29
                                                     2001        2000

     Accrued payroll and payroll taxes            $  46,239    $150,877
     Accrued vacation                                39,160      17,598
     Accrued legal expense                                -     250,000
     Other                                           33,952      30,965
                                                   $119,351    $449,440

5. Long-Term Debt

In December 1999, the Company negotiated a letter of intent with a strategic partner that provided for two separate financings. The first, an unsecured promissory note for $250,000, was executed and funded in concert with the signing of the letter of intent. The second financing is a convertible secured loan for $750,000, which was funded in the second quarter of fiscal 2001. The loan agreement is collateralized by a first security interest in all of the Company's intellectual property and was due and payable in one year from its execution. The loan and accrued interest is convertible, in whole or in part, into the Company's common stock at anytime during the loan term at a price per share of approximately $0.34, which represents the average closing price of the Company's common stock for the immediate ten consecutive days prior to the execution of the convertible note payable.

In February 2001, the Company renegotiated the loan whereby the unpaid accrued interest on the notes of $97,397 was converted into 593,777 shares of common stock and $500,000 of the principal balance would be converted into 500,000 shares of Series "E" convertible preferred stock, which occurred in March 2001. Under the terms of the renegotiated loan agreement, the remaining $500,000 principal balance is due February 28, 2002.

Under the terms of the loan agreements, the Company is subject to various covenants, including maintaining minimum liquid assets in the form of cash or marketable securities of $100,000. At February 28, 2001 and subsequent to that date, the Company is in default with the minimum liquid assets covenant and, therefore, the loan may be called at any time.

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


6. Commitments

The Company leases office facilities and office equipment under noncancelable operating leases. The Company has subleased a portion of its office facilities under a non-cancelable lease that expires in December 2001. Sublease income per the year ended February 28, 2001 was $4,030. The future minimum lease payments under these lease obligations are as follows at February 28, 2001:
                                        Minimum
                                         Lease          Sublease
                                        payments          Income
         2002                          $  88,670      $  (16,620)
         2003                             17,780               -
         2004                              1,696               -
         2005                              1,696               -
         2006                                848               -
         Total                         $ 110,690      $  (16,620)


Rent expense under these leases was $91,665 and $97,531 for the years ended February 28, 2001 and, February 29, 2000, respectively.

Effective March 15,2001, the Company subleased a portion of its office facilities under a non-cancelable lease that expires in December 2001. Sublease income under the agreement will be $1,000 per month.

The Company had certain capital leases for equipment, which were paid off during the year ended February 28, 2001. Interest expensed for capital lease obligations was $131 and $868 for the years ended February 28, 2001 and February 29, 2000, respectively.

7. Income Taxes

As of February 28, 2001, the Company had federal and state net loss carryforwards of approximately $17,904,000 and $8,028,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $152,000. The net operating loss and credit carryforwards will expire at various dates beginning on 2003 through 2021, if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


7. Income Taxes (continued)

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of February 28, 2001 and February 29, 2000 are as follows:
                                           February 28     February 29
                                              2001              2000

    Deferred tax assets:
    Net operating loss carryforwards    $ 6,352,000        $ 6,084,000
    Research credit carryforwards           152,000            149,000
    Other                                    11,000             45,000
                                          6,515,000          6,278,000

    Deferred tax liabilities:
    Tax depreciation                        (36,000)
    Net deferred tax assets               6,515,000          6,242,000
    Valuation allowance                  (6,515,000)        (6,242,000)
                                        $         -         $        -

The net valuation allowance increased by $273,000 and $563,000 during the years ended February 28, 2001 and February 29, 2000, respectively.

8. Stockholders' Equity

Preferred Stock

Series "A"

Series "A" preferred stock is non-voting stock and was convertible into common stock for a period expiring two years from the date of issuance of the shares. The conversion period has expired for all shares of Series "A" preferred stock. The Board of Directors authorized 35,638 shares of Series "A" preferred stock for issuance at $2.00 per share. In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of Series "A" preferred stock shall be entitled to receive the principal amount paid to the Company before any distribution shall be made to the holders of common stock. Additionally, holders of Series "A" preferred stock shall be entitled to receive, as declared by the Board of Directors, non-cumulative cash dividends prior to the declaration and payment of dividends on the Company's common stock. No dividends have been declared.

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


8. Stockholders' Equity (continued)

Preferred Stock (continued)

Series "B"

On May 30, 1996, the Board of Directors authorized for issuance 30,000 shares of Series "B" convertible preferred stock with a $0.01 par value and a stated value of $1,000 per share. The Company originally issued 3,170 total shares of Series "B" convertible preferred stock. These shares are convertible after 45 days from the subscription date into common shares at 65% to 70% of the "Average Stock Price" as designated by the Board of Directors. The "Average Stock Price" is further defined as the lesser of the average daily closing bid prices of common shares for the period of five consecutive trading days immediately preceding the date of subscription or the five consecutive trading days immediately preceding the date of conversion of the Series "B" convertible shares. However, these shares do not have voting rights or preemptive rights to acquire other securities. The shares provide for payment of cumulative dividends at 8% annually, payable in cash or stock at the Company's option, and include a liquidation preference equal to $1,350 per share together with all accrued and unpaid dividends.

For the year ended February 29, 2000, 287 shares of Series "B" convertible preferred stock were converted into a total of 3,204,197 shares of common stock. For the year ended February 28, 2001, 286 shares of Series "B" convertible preferred stock was converted into a total of 2,878,933 shares of common stock.

At February 28, 2001 and February 29, 2000, the Company had aggregate unpaid preferred stock dividends of $281,914 and $263,914, respectively. The Company intends to elect to pay these dividends in shares of common stock, or as in-kind dividends. Therefore, upon issuance of the common stock the Company will record the par value of the shares issued with a corresponding charge to additional paid in capital.

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

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


8. Stockholders' Equity (continued)

Preferred Stock (continued)

Series "C" (continued)

The Company issued 206 and 157 shares of Series "C" convertible preferred stock during the year ended February 28, 1999 and February 29, 2000, respectively. During the year ended February 29, 2000, 288 shares of Series "C" convertible preferred stock were converted into 2,884,000 shares of common stock. During the year ended February 28, 2001, the remaining 75 shares of Series "C" convertible preferred stock were converted into 744,250 shares of common stock.

Because the Series "C" preferred shares had conversion rights at a discount from the market price on the date of subscription, the Company has reflected a beneficial conversion feature in the form of a deemed dividend of $216,346 in the Statement of Operations for the year ended February 29, 2000 to the Series "C" preferred stockholders.

Series "E"

In January 2001, the Board of Directors authorized for issuance 1,000,000 shares of Series "E" convertible preferred stock with a $0.01 par value and a stated value of $1.00 per share. These shares are convertible immediately after issuance into common shares at by dividing the aggregate value of the Series "E" convertible preferred shares to be converted by the "Average Stock Price" as designated by the Board of Directors. The "Average Stock Price" is further defined as the average daily closing bid prices of common shares for the period of five consecutive trading days immediately preceding the date of subscription of the Series "E" convertible shares. However, these shares do not have voting rights or preemptive rights to acquire other securities. The shares provide for payment of cumulative dividends at 10% annually, payable in cash or stock at the Company's option, and include a liquidation preference equal to $1.00 per share together with all accrued and unpaid dividends. The Company made redeem the Series "E" convertible shares at its option, on or after 145 days from the date of issuance at a price of $1.00 per share, plus any accrued and unpaid dividends.

In March 2001, the Company issued 500,000 shares of Series "E" convertible preferred stock for the conversion of $500,000 of notes payable.

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


8. Stockholders' Equity (continued)

Common Stock

On April 15, 1999, the Board of Directors issued 180,000 shares of common stock to the CEO for services provided to the Company. The shares were given in lieu of $18,000 for salary. In addition, on November 4, 1999, the Company granted 211,530 shares to the Board of Directors for services rendered. The Company has recorded compensation expense to reflect the transactions.

On December 1, 1999, the Company issued 1,142,857 common shares to two directors in exchange for cash of $80,000.

In February 2001, the Company received cash of $190,000 related to a subscription for a private placement offering in conjunction with its proposed acquisition of OxiDyn.

As of February 28, 2001, the Company had reserved shares of common stock for future issuance as follows:


    Stock options                   4,882,427
    Warrants                        1,103,131
    Conversion of note payable      2,979,247
    Conversion of preferred stock   6,895,003
    Total                          15,859,808


The convertible preferred stock has a conversion price that is determined based on an average trading price, which is established at the date of conversion. The amount of common stock reserved for the conversion of preferred stock is estimated based on the average trading price as determined at February 28, 2001.

Stock Options

On December 21, 1992, the Company adopted the 1992 Stock Incentive Plan (the 1992 Plan) that provides for the issuance of options to employees to purchase up to an aggregate of 270,000 common shares. All options are generally granted at no less than the fair market value of the common shares on the date of grant, as determined by the Board of Directors. The options vest beginning one year subsequent to the date of grant and expire on the earlier of seven years from the date of vesting or termination of employment. As of February 28, 2001, there are 165,858 stock options granted and outstanding and 2,800 stock options that have been exercised, which leave 101,342 shares available for grant under the 1992 Plan. Subsequent to February 28, 2001, the Board of

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


8. Stockholders' Equity (continued)

Stock Options (continued)

Directors approved an increase in the total number of shares of common stock available under the 1992 Plan to 500,000 shares.

The Company also issues stock options that are outside of the Company's 1992 Plan. In fiscal 2000, the Board of Directors and shareholders approved the issuance of stock options to purchase 4,202,727 common shares to three officers of the Company at an exercise price of $0.065 per share. These stock options were immediately exercisable and 125,000 of these options were exercise during fiscal 2001. Prior to fiscal 2000, the Board of Directors and shareholders approved the issuance of various stock options to the officers and members of the Board of Directors, of which, stock options to purchase 437,500 shares of common stock at $1.85 per share and 100,000 shares of common stock at $1.07 per share are outstanding at February 28, 2001. All of the above options are exercisable at February 28, 2001.

A summary of stock option activity, and related information for the years ended February 28, 1999 and 2000 follows:

                                 Outstanding Stock Options   Weighted-
                                Number of         Price       Average
                                 Shares        Per Share    Exercise Price
Balance at February 28, 1999  1,034,375      $0.10-$5.44        $1.72
    Options granted           4,349,955      $0.07-$0.16        $0.07
    Options exercised            (4,000)         $0.13          $0.13
    Options canceled            (59,375)     $0.25-$5.44        $1.93

Balance at February 29, 2000  5,320,955      $0.07-$5.44        $0.37
    Options granted              40,000      $0.37-$0.85        $0.49
    Options exercised          (127,800)     $0.07-$0.13        $0.07
    Options canceled           (452,070)     $0.13-$5.44        $1.66
Balance at February 29, 2001  4,781,085      $0.07-$1.85        $0.25

The weighted-average fair value of options granted in the year ended February 28, 2001 and February 29, 2000, was $0.54 and $0.07, respectively.

Additionally, SFAS No. 123 requires that companies with wide ranges between the high and low exercise prices of its stock options segregate the exercise prices into ranges that are meaningful for assessing the timing and number of additional shares that may be issued and the cash that may be received as a result of the option exercises.

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


8. Stockholders' Equity (continued)

Stock Options (continued)

The options outstanding and currently exercisable by exercise price at February 28, 2001 are as follows:

                         Options Outstanding    Options Exercisable
                                   Weighted
                                   Average    Weighted             Weighted
         Range of                 Remaining   Average              Average
         Exercise  Number        Contractual  Exercise    Number   Exercise
          Prices  Outstanding        Life      Price   Exercisable  Price
                                    (Years)
     $0.07-$0.08  4,197,727          3.9      $0.07    4,117,727    $0.07
     $0.13-$0.16      5,858          5.3      $0.14        2,808    $0.13
        $0.37        30,000          7.0      $0.37            -        -
        $0.85        10,000          6.1      $0.85            -        -
        $1.07       100,000          5.5      $1.07      100,000    $1.07
        $1.85       437,500          1.3      $1.85      437,500    $1.85
                  4,781,085          3.7      $0.25    4,658,035    $0.25

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: risk-free interest rates of 6.64% and 5.89%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.339 and 2.133; and a weighted-average expected life of the options of 7.75 and 5.00 years. Because the effect of SFAS No. 123 is prospective, the initial impact on pro forma net income may not be representative of compensation expense in future years. The Company's pro forma results are as follows:
                                                2001          2000
Net loss attributable to common stockholders:
      As reported                             $(1,132,855)   $(2,194,760)
      Pro forma                                (1,141,432)    (2,219,130)

Net loss per common share
      As reported                             $     (0.04)   $     (0.11)
      Pro forma                               $     (0.04)   $     (0.11)

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


8. Stockholders' Equity (continued)

Warrants

At February 28, 2001, the Company had outstanding warrants to purchase common stock as follows:

                          Number of   Exercise
  Warrants Issued       Shares to be  Price Per     Date            Date
In conjunction with/to   Purchased      share      Issued          Expires

    Debt issuance         264,000       $2.00    Various 1997  Various 2002
    Private placement
    agent                 100,000       $1.25    October 1997  October 2001
    Private placement
    agent                 111,611       $1.25   February 1998  February 2002
    Mifal Klita legal
    settlement            627,520       $0.09   November 1999  November 2001
                        1,103,131


During the year ended February 28, 2001, warrants to purchase 382,000 shares of common stock were exercised at a price of $0.50 per share for gross proceeds of $191,000. These warrants were originally issued in connection with a private placement offering in October 1997. The remaining warrants to purchase 618,000 shares of common stock that were issued in the private placement offering expired unexercised in December 2000.

9. Contingencies

During the period from May through August 1996, the Company sold its Series "B" preferred stock in a private placement offering to certain investors pursuant to the provisions of Securities and Exchange Commission Regulation S. One of the investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of Series "B" preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, in September 1999, entitled Mifal Klita to the conversion of the Series "B" preferred shares into unrestricted common stock of the Company plus shares for legal fees and other provisions stated in the original agreement and an option to purchase 627,520 shares of common stock at $0.085 per share, exercisable over two years from the settlement date. The stock options were valued using a black-scholes option pricing model. These additional costs of $906,000 were

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


9. Contingencies (continued)

recorded as legal settlement expense in the accompanying fiscal 2000 consolidated statement of operations. The unrestricted common stock will be disbursed monthly over a two year period. Another investor, Leitinger Corporation, of Series "B" preferred stock negotiated a final cash settlement of $250,000 in January 2000, which was paid in April 2000.

The Company is not aware of any other legal actions or outstanding asserted or unasserted claims against the Company.

10. Segment Information

During fiscal 2000, the Company operated in three principal industries; the manufacture, sale and installation of ozone food processing products ("food processing products"), the manufacture, sale and installation of ozone washing and laundry sorting and counting systems for commercial and institutional laundries ("textile products"), and the manufacture and sale of specialty chemicals ("biochemical products"). Operations related to medical products were suspended in early fiscal 1998 in order to conserve available cash. In fiscal 2001, the Company realigned its operations in to two segments, "ozone products" and "biochemical products".

Operating profit is total revenue less operating expenses, excluding interest expense and general corporate expenses. Corporate assets consist primarily of cash and cash equivalents, other receivables, prepaid expenses, property and equipment and corporate payables.

For the year ended February 28, 2001, two customers accounted for approximately 71%, of total net revenues for ozone products, and one of these customers accounted for approximately 41% of total net revenues for ozone products. Three customers accounted for 86% of total net revenues for the biochemical products, and one of these customers accounted for approximately 58% of total net revenues for biochemical products.

For the year ended February 29, 2000, five customers accounted for approximately 86% of total net revenues for ozone products, and one of these customers accounted for approximately 29% of total net revenues for ozone products. One customer accounted for approximately 41%, of total net revenues for biochemical products.

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


10. Segment Information (continued)

      Industry Data                                  Year Ended
    Cyclo3pss Corporation and Subsidiaries    February 28   February 29
                                                  2001         2000
    Net sales and other income:
         Ozone products                      $  188,714    $  372,681
         Biochemical products                   250,636       378,861
         Total revenue                          439,350       751,542
         Interest income and other                8,875       139,173
         Total revenue and other income      $  448,225    $  890,715

    Operating loss (income)
         Ozone products                      $  (77,437)   $ (122,521)
         Biochemical products                    40,090       281,174
         Total operating loss (income)          (37,347)      158,653

         Corporate expenses                   1,054,674     1,800,886
         Interest expense                        97,528           875
         Net loss                            $1,114,855    $1,960,414

    Identifiable assets
         Ozone products                      $  114,258    $  234,399
         Biochemical products                    63,539       111,811
                                                177,797       346,210
         General corporate assets               137,437       120,774
         Total assets                        $  315,234    $  466,984

    Depreciation and amortization expense
         Ozone products                      $  103,215    $  100,498
         Biochemical products                    20,966        20,534
         Corporate                               15,670        29,969

    Capital expenditures
         Ozone products                      $        -    $        -
         Biochemical products                         -         4,274
         Corporate                                5,550           680

                      Cyclop3ss Corporation

            Notes to Consolidated Financial Statements


11. Subsequent Events

Subsequent to year-end the Company has negotiated and executed four separate product development contracts with third parties totaling approximately $270,000. These contracts involve the development of disinfection applications of the Company's ozone technology for consumer and industrial products. Approximately $110,000 in cash has been received subsequent to year-end related to these contracts.

On May 1, 2001 the Board of Directors authorized a private placement offering of approximately $200,000 in convertible promissory notes at an annual interest rate of 10%. The Note holders will have the right to convert the principal amount into restricted common shares at the fair market value of the stock determined on the date the notes are issued. Interest will be payable in additional shares of restricted common stock. Approximately $80,000 has been received to-date under this private placement offering.