Form 10QSB
period 2001-05-31
CYCLO3PSS CORP
filed 2001-07-16
CIK 895319

CONFORMED


             U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT                                          OF 1934

                FOR THE QUARTER ENDED MAY 31, 2001

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT                                         OF 1934

                  COMMISSION FILE NUMBER 0-22720

                      CYCLO3PSS CORPORATION
                      ---------------------
   (Name of Small Business Issuer as specified in its charter)

                 Delaware                             87-0455642
                 --------                             ----------
    (State or other jurisdiction of                  (I.R.S. Employer
    Incorporation or organization)                    Identification No.)

    3646 West 2100 South
    Salt Lake City, Utah                                  84120-1202
    --------------------                                  ----------
(Address of principal executive offices)                  (Zip Code)

 Issuer's telephone number, including area code:  (801) 972-9090

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


Common Stock outstanding at July 14, 2001 - 34,752,233 shares of $.001 par value Common Stock.


            DOCUMENTS INCORPORATED BY REFERENCE:  NONE

FORM 10-QSB

                  Financial Statements and Schedules
                        Cyclo3pss Corporation

                 For Three Months Ended May 31, 2001

    The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                    PART I - FINANCIAL INFORMATION


                                                               Page of
                                                              Form 10-QSB
    Item 1.   Financial  Statements

              Condensed Consolidated Balance Sheets. . . . . . . . . . . .3
              Condensed Consolidated Statements of Operations. . . . . . .5
              Condensed Consolidated Statements of Cash Flows. . . . . . .6
              Notes to Condensed Consolidated Financial Statements . . . .7

    Item 2.   Management's Discussion and Analysis and
              Plan of Operations . . . . . . . . . . . . . . . . . . . . 11

                     PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 17

    Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . 17

    Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . 17

    Item 4.    Submission of Matters to a Vote of Security Holders . . . 17

    Item 5.    Other Information   . . . . . . . . . . . . . . . . . . . 17

    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 17

    CYCLO3PSS CORPORATION
    Condensed Consolidated Balance Sheets
    (UNAUDITED)
                                                  May 31    February 28
                                                   2001         2001
     Assets

    Current assets:

         Cash                                    $   85,919   $  62,022
         Accounts receivable, net                    80,206      28,850
         Notes Receivable from OxiDyn               160,582      80,000
         Prepaid expenses                             2,039       3,462
     Total current assets                           328,746     174,334

     Property and equipment, net                     59,783      67,800

    Other assets:
       Acquired patents, net                         27,307      36,407
       Developed patents and other, net              34,362      36,693
                                                 $  450,198  $  315,234

  CYCLO3PSS CORPORATION
  Condensed Consolidated Balance Sheets (continued)
  (UNAUDITED)
                                                  May 31    February 28
                                                   2001         2001
    Liabilities and stockholders' deficit

     Current liabilities:
         Accounts payable                        $  162,434  $  124,937
         Accrued liabilities                        199,169     119,351
         Notes payable                              570,000   1,000,000
         Note payable to officer                          -      10,000
         Deferred revenue                           100,000     100,000
     Total current liabilities                    1,031,603   1,354,288

     Commitments and contingencies

    Stockholders' deficit:
     Preferred stock:
       Preferred stock issuable in series: par
       value $.01, 4,500,000 shares authorized:
           Series "A" convertible preferred stock;
           35,638 shares authorized; 35,638 shares
           issued and outstanding                       356         356
           Series "B" convertible preferred stock;
           30,000 shares authorized; 442 and 614
           shares issued and outstanding May and
           February 2001, respectively                    4           6
           Series "E"convertible preferred stock;
           10,000 shares authorized; 500 shares
           issued and outstanding                         5           -
       Common stock, par value $.001; 55,000,000
       shares authorized; 33,581,723 and
       30,352,826 shares issued and outstanding at
       May and February 2001 respectively            33,582      30,353
       Additional paid-in capital                20,291,013  19,504,245
       Deferred stock-based compensation                  -      (1,969)
       Stock subscription received                        -     190,000
       Accumulated deficit                      (20,404,820)(20,260,500)
       Less treasury stock, 264,000 common
       shares at cost                              (501,545)   (501,545)
       Total stockholders' deficit                 (581,405) (1,039,054)

                                               $    450,198 $   315,234

      See accompanying notes to condensed consolidated financial statements

  CYCLO3PSS CORPORATION
  Condensed Consolidated Statements of Operations
  (UNAUDITED)

                                                For the three months ended
                                                           May 31,

                                                   2001              2000

    Net revenues                               $    176,664    $    76,087
    Costs and expenses:
         Cost of sales                               75,062         52,039
         Research and development                     7,043         13,456
         Selling and marketing                       38,156         29,596
         General and administrative                 195,597        237,354
         Depreciation and amortization               25,904         68,049
                   Total expenses                   341,762        400,494

     Loss from operations                          (165,098)      (324,407)
     Interest income                                    107            491
     Interest expense                                     -            (87)

     Net loss from continuing operations           (164,991)      (323,003)
    Net income from discontinued operation           20,671         49,034
    Net Loss                                   $   (144,320)   $  (274,969)

    Basic and diluted net income (loss) per common
    share:
        Continued operations                   $      (.005)   $     (.012)
        Discontinued operations                $       .001    $      .002
    Net loss per common shares- basic and
    diluted                                    $      (.004)   $     (.01)

    Weighted average number of common shares-
        basic and diluted                        33,024,350    26,763,007

    See accompanying notes to condensed consolidated financial statements

    CYCLO3PSS CORPORATION
    Condensed Consolidated Statements of Cash Flows
    (UNAUDITED)

                                                For the three months ended
                                                           May 31,

                                                   2001              2000

     Cash flows from operating activities:
         Net (loss) income                    $   (144,320)   $   (274,969)
         Adjustments to reconcile net income
         (loss) to net cash used in operating
         activities:
              Depreciation and amortization         25,904          68,049
              Stock based compensation               1,969               -
              Common stock issued for services           -         177,060
         Changes in assets and liabilities:
              Accounts receivable                  (51,356)        (60,273)
              Prepaid expenses                       1,423         (24,312)
              Accounts payable and accrued
              liabilities                          117,315        (364,432)
     Net cash used in operating activities         (49,065)       (478,877)

     Cash flows from investing activities:
         Purchase of property and equipment         (6,456)         (7,043)
         Increase to notes receivable from OxiDyn  (80,582)              -
         Addition to developed patents and other         -         (29,762)
     Net cash used in investing activities         (87,038)        (36,805)

     Cash flows from financing activities:
         Proceeds from issuance of common and
         preferred stock                           100,000               -
         Proceeds from exercise of warrants              -         196,000
         Proceeds from exercise of stock options         -           5,875
         Proceeds from issuance of notes payable    70,000         250,000
         Principal payments under capital lease
         obligations                                     -          (1,647)
         Payment on note payable from officer      (10,000)              -
     Net cash provided by financing activities     160,000         450,228

     Net (decrease) increase in cash                23,897         (65,454)

     Cash at beginning of period                    62,022         107,565

     Cash at end of period                       $  85,919        $ 42,111

     Non-cash financing activities:
     Conversion of note payable into preferred
     stock                                       $ 500,000        $      -
     Issuance of common stock for stock
     subscription                                  190,000               -
     Conversion of preferred stock into common
     stock                                               2               1

    See accompanying notes to condensed consolidated financial statements.

CYCLO3PSS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)


1.  Summary of Significant Accounting Policies

Organization

The Corporation was formed in Delaware in 1927. In 1990, the Corporation was reorganized as Cyclo3pss Medical Systems, Inc. In 1995, the Company changed its name to Cyclo3pss Corporation (The Company). The Company is engaged in the manufacture, sale and installation of ozone food processing products, ozone washing for commercial and institutional laundries, and research and development of technologies for the sterilization and/or disinfection of surgical and medical instruments, as well as ozone based consumer appliances.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements are stated in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001.

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

CYCLO3PSS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)


required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. There have been no items of other comprehensive income to date.

Letter of Intent to Acquire OxiDyn, Incorporated

In October 2000, the Company entered into a letter of intent to acquire OxiDyn, Incorporated (OxiDyn), a North Carolina based manufacturer of ozone based clean-in-place and sanitizing rinsing systems for the beverage and bottling industry. A preliminary acquisition agreement was executed in February 2001, subject to final negotiation, which calls for the Company to issue shares of common stock determined by dividing OxiDyn's net book value by the average closing price of the Company's common stock during the five-day trading period immediately prior to the closing date of the acquisition. The acquisition is pending, however, there can be no assurance that the proposed acquisition will close.

In November 2000, the Company lent $80,000 to OxiDyn to meet its current operating requirements. In order to provide the above funding, the acquisition agreement called for the Company to complete a private placement offering of at least $300,000 at a price of $0.195 per share, which was to be purchased by OxiDyn's investors and shareholders. The Company received cash of $190,000 related to the offering prior to February 28, 2001, which was reported as a stock subscription received in the financial statements. Subsequent to February 28, 2001, the Company completed the private placement offering receiving gross proceeds of $290,000, including the subscription received, and issued 1,487,179 shares of common stock.

2.  Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at May 31, 2001 of $20,404,820 and $20,260,500 at February 28, 2001, and periodic cash flow difficulties, and is in default on debt covenants, all of which raise substantial doubt of the Company's ability to continue as a going concern.

The net loss for the year ended February 28, 2001 was $1,114,855 and the Company recorded a net loss of $144,320 for the three months ended May 31,
2001.   To date, the Company has funded its operations through the issuances of debt and common and preferred stock. The Company anticipates a net loss for the year ended February 28, 2002, and with a cash balance of $85,919 at May 31, 2001 and expected cash requirements for the year, there is substantial doubt as to the Company's ability to continue operations.

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

CYCLO3PSS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)


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

 3. Contingencies

The Company is not a party to and presently is not aware of any pending claims or existing litigation. Previous settled matters are described in the Company's Form 10-KSB for the year ended February 28, 2001.

4. Segment Information

On March 7, 2000 the Company internally realigned its ozone businesses,
collapsing these separate business units into a single entity.   During the
three months ended May 31, 2001 the Company operated in two principal industries; the manufacture, sale and installation of ozone products ("ozone products"); and the manufacture and sale of specialty chemicals ("biochemical products").

Subsequent to May 31, 2001, the Company sold the assets and business related to its biochemical products (see Note 6, Subsequent Event). Therefore, the Company now only operates in one segment.


5.  Long term debt

In December 1999, the Company negotiated a letter of intent with a strategic partner that provided for two separate financings. The first, an unsecured promissory note for $250,000, was executed and funded in concert with the signing of the letter of intent. The second financing is a convertible secured loan for $750,000 which was funded in the second quarter of fiscal 2001. The loan agreement is collateralized by a first security interest in all of the Company's intellectual property and was due and payable in one year from its execution. The loan and accrued interest is convertible, in whole or in part, into the Company's common stock at anytime during the loan term.

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

CYCLO3PSS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)


maintaining minimum liquid assets in the form of cash or marketable securities of $100,000. At February 28, 2001 and subsequent to that date, the Company is in default with the minimum liquid assets covenant and, therefore, the loan may be called at any time.


6.  Subsequent Event

On June 15, 2001, the Company entered into an asset purchase and sale agreement with Paragon, LLC. The Principals of which are the employees of Cyclopss Biochemical Corporation. The purchase price was $285,000, which was established as the fair value for the Company, and was approved by the board of directors. The Company received $30,000 as a down payment and financed the balance of $255,000 over five years, at 8% interest, for a total of $5,188.61 per month, secured by the Company's assets.

The terms of the sale agreement allow for a discount in the purchase price of $50,000 or $40,000 if all amounts due under the note receivable, less the purchase price discount, are paid prior to September 1, 2001 or December 31, 2001, respectively.

The Company expects to recognize a gain on the sale of the biochemical products business, but due to the extended payment terms on the note receivable, the gain on sale will be recognized as payments on the note are received. Further, since the sale closed in June 2001, no gain on sale was recognized in the Statement of Operations for the three months ended May 31, 2001.

The biochemical products business has been accounted for as discontinued operations and accordingly, the results of operations are segregated from continuing operations in the accompanying 2001 statements of operations. Revenue, operating costs and expenses, other income and expenses of this business has been reclassified to discontinued operations for the three months ended May 31, 2001 and 2000. No allocation of general corporate overhead has been made to discontinued operations relating to this business.

                         PART I - ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OR PLAN OF OPERATION

General

Cyclopss Corporation is primarily engaged in ozone application technologies and processes. The Company believes that its technologies and product lines offer cost effective, energy efficient, environmentally benign alternatives for cleaning and disinfection products and systems. We believe that the technologies are easily scalable from consumer appliances up through industrial systems. The products provide systems to address food safety, particularly microbial reductions on poultry, fruits and vegetables. Additional products offered by the Company enable manufacturers to eliminate microbial build up in and on plant equipment, while other ozone-related products are marketed by the Company to commercial and institutional laundry operators enable users to reduce costs associated with labor, water, energy, chemicals, and wastewater disposal. The Company has developed consumer product prototype ranging from the sanitization of kitchen sponges and toothbrushes, to counter top drinking water processors and food sanitizers.

In October 2000, the Company entered into a letter of intent for acquisition/merger of OxiDyn Incorporated (OxiDyn), a North Carolina based manufacturer of ozone based clean-in-place and sanitizing rinsing systems for the beverage and bottling industry. A preliminary acquisition agreement was executed in February 2001, subject to final negotiation, which calls for the Company to issue shares of common stock determined by dividing OxiDyn's net book value by the average closing price of the Company's common stock during the five-day trading period immediately prior to the closing date of the acquisition. The acquisition is pending, however, there can be no assurance that the proposed acquisition will close.

In November 2000, the Company lent $80,000, and $25,000 in March of 2001, and additional loan of $55,582 to OxiDyn to meet its current operating requirements, which is to be repaid upon the closing of the acquisition. In order to provide the above funding, the acquisition agreement called for the Company to complete a private placement of its common stock with an offering of at least $300,000 at a price of $0.19 per common share. This offering was to be purchased by OxiDyn's investors and shareholders. The Company received cash of $190,000 related to the offering as of February 28, 2001. During the quarter ended May 13, 2001 the Company received an additional $100,000, the offering was closed, and 1,487,179 shares of common stock were issued.

On June 15, 2001, the Company entered into an asset purchase and sale agreement with Paragon, LLC. The Principals of which are the employees of Cyclopss Biochemical Corporation. The purchase price was $285,000, which was established as the fair value for the Company, and was approved by the board of directors. The Company received $30,000 as a down payment and financed the balance of $255,000 over five years, at 8% interest, for a total of $5,188.61 per month, secured by the Company's assets.

Consumers, food producers and processors, both large and small, are searching for new technologies to address food safety and sterilization concerns. Both consumers and food processors, who have relied heavily on chlorination and other chemicals to decontaminate foods and household items, are being forced to consider alternatives to chlorine and those other toxic chemicals. The Company believes that ozone products offer a lower cost and more environmentally-friendly and consumer accepted form of decontamination and sterilization than many other chemical treatments and irradiation. The FDA issued a final ruling allowing for the use of ozone in all food processing on June 28, 2001.

These statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward looking statements. These risks and uncertainties include product development or production difficulties or delays due to supply constraints, technical problems or other factors; technological changes; the effect of global, national and regional economic conditions; the impact of competitive products and pricing; changes in demand; increases in component prices or other costs; and a number of other risks including those identified by the Company throughout Form 10-KSB for February 28, 2001, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. Information on the Procter & Gamble Agreements and the Acquisition of OxiDyn, Inc. can also be found in the Form 10-KSB for February 28, 2001. The Company assumes no obligation to update forward-looking statements.

Results of Operations

The Company's revenues were $176,664 for the three months ended May 31, 2001 compared to $76,087 for the three months ended May 31, 2000. This increase was due to the Company's efforts to generate more income and find institutions willing to pay for the Company's research efforts. The Company's gross margin for the three months ended May 31, 2001, was $101,602 compared to $24,048 for the three months ended May 31, 2000. This increase is due to the increase in product sales as described above. The Company continues to closely monitor expenses to minimize all unnecessary operating costs. The Company expects to start receiving royalty payments from the sale of consumer products as described further in this section.

Research and development expenses decreased to $7,043 for the three months ended May 31, 2001 from $13,456 for the three months ended May 31, 2000. This decrease is due the Company's efforts to have strategic partners pay for the Company's research activities.

Selling and marketing expenses increased to $38,156 for the three months ended May 31, 2001 from $29,596 for the three months ended May 31, 2000. This increase is due to the Managements effort to produce an increase in sales.

General and administrative expenses decreased to $195,597 for the three months ended May 31, 2001 from $237,354 for the three months ended May 31, 2000. Management is closely monitoring and controlling these expenses. However legal and accounting expenses related to newly enacted SEC requirements continue to escalate, and new regulations are being adopted with increasing regularity. These expenses while burdensome are crucial to providing and maintaining a market for the Company's securities. These expenses are expected to increase in fiscal 2002, with other potential increases due to management and human resource requirements for the Company should commercial activities increase, and more funds become available for this use.

Net income from discontinued operations related to the biochemical products business which was sold subsequent to May 31, 2001 was $20,671 and $49,034 for the months ended May 31, 2001 and 2000, respectively. The decrease in net income is due to continous declining sales of biochemical products.

The Company recorded net loss applicable to common stock for the three months ended May 31, 2001 of $144,320. The loss recorded for the three months ended May 31, 2000 was $274,969.


Liquidity and Capital Resources

Cash used in operating activities was $49,065 for the three months ended May 31, 2001 compared to $478,877 for the three months ended May 31, 2000. This decrease is partly due to an increase in accounts payable and accrued liabilities and no common stock issued for services in fiscal 2001 compared to $177,060 in fiscal 2001.

Cash expenditures for property, equipment decreased slightly from $7,043 for the three months ended May 31, 2000 to $6,456 for the three months ended May 31, 2001.

Net cash provided by financing activities for the three months ended May 31, 2001, was $160,000 due to an additional $100,000 received on a private placement offering related to the proposed acquisition of OxiDyn.

The Company also received $70,000 as of May 31, 2001 in connection with a private placement offering of approximately $200,000 in convertible promissory notes at an annual interest rate of 10%. The note holders will have the right to convert the principal amount into restricted common shares at the fair market value of the stock. Approximately $168,000 has been received as of the date of this filing.

The Company repaid a $10,000 note payable to an officer of the Company during the first quarter of fiscal 2002.

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

Total assets increased to $450,198 for the three months ended May 31, 2001 from $315,234 for the year ended February 28, 2001, mainly to increase in cash and accounts receivable this year.

Total current liabilities decreased to $961,603 at May 31, 2001 from $1,354,288 at February 28, 2001, mainly due to the conversion of $500,000 of notes payable to equity by Procter and Gamble, as described earlier in this section.

The Company is attempting to generate more cash by way of financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and product sales. Management believes that appropriate funding will be generated and future product sales will result from these opportunities and that the Company will continue operations over the next fiscal year; however, no assurances can be given that sales will be generated or that additional necessary funding will be raised. The Company anticipates it will receive limited royalties from some of its licensed products within fiscal year 2002 and expects the bulk of its revenues to stem from development contracts and product sales. So far this year, as of May 31, 2001, the Company has negotiated and executed four separate development contracts with Kohler Co., Kaz, Inc., and Nelson Laboratories, totaling approximately $270,000. These contracts involve the development of disinfection applications of the Company's ozone technology for consumer and industrial products.

Should the Company be unsuccessful in achieving the increased level of revenues and gross profits required to pay its operating expenses or in acquiring additional equity financing to pay the shortfall, the Company will seek direction from the Board of Directors as to what action would need to be taken.

Plan of Operation

The Company historically has acted as both the developer of its technologies and as the manufacturer and marketer of those technologies. It has become apparent that the customers within the markets pursued by the Company are intrigued by the performance and potential of the products. However, the size and operating capabilities of the Company does not support the confidence required for the Company's targeted customers to purchase the Company's products. The Company's targeted industrial customer base is accustomed to doing business with vendors and suppliers of a size and stability that reasonably assures business continuity and internal product support. The single exception to this discrimination as to our limited size has been the United States Navy who is mandated to provide business opportunity for small business enterprises such as Cyclopss.

Under the Company's current plan of operations it will act as a limited manufacturer and marketer of its products and will also market its intellectual properties and development capabilities as a technology provider. Our efforts will be directed toward the creation of technology bridges for companies providing products and services. The Company will utilize its technology products to produce new complete processes. These ventures will include suppliers of equipment and appliances and suppliers of disposable or consumable products modified to utilize the Company's proprietary technologies under licensing and royalty agreements. The end result will create interlocking process systems that we believe will be both effective and economic. Additionally the process systems will be sold and serviced by vendors and suppliers already accepted by the target markets. This model provides the manufacturers with technology and new product offerings and provides the Company with royalty revenue and commercialization of its technologies through already existing manufacturing, sales and service infrastructures.

The Company will continue to provide low volume production of ozone systems to customers like the United States Navy, and the Company also anticipates it will be compensated by one or more of the industry partners for design and development work required in modifying their existing products to accommodate the incorporation of the Company's proprietary technologies. This model allows the Company to keep the number of employees limited to specific requirements of the technology application, and converts the Company into a technology purveyor.

Upon completion of the acquisition of OxiDyn, the Company intends to continue manufacture and market OxiDyn products in the short term. The Company plans to deploy the current business model with the goal being to locate and support an appropriate strategic partner who is recognized as a qualified domestic and global product supplier to the industry. The manufacturing sales and support will then be licensed to that partner enabling accelerated entry into the market while the Company maintains a small staff to support the effort.

This Company's initial execution of a variation of this business model was illustrated by the relationship between the Company, Procter & Gamble and Otres, Inc. Cyclopss established a working relationship with Procter & Gamble early in 1999. In May of 1999, the Company was approached by the principals of Otres to assist in the development and validation of a toothbrush sanitizer and a kitchen sponge sanitizer utilizing ozone. The management of the Company determined the products could be of great interest to Procter & Gamble and, after having appropriate confidentiality documents executed, Otres agreed to allow the Company to introduce the product concepts to Procter & Gamble. Procter & Gamble determined they had products that would lend themselves to a co-marketing relationship with the Otres appliances as long as the product development was responsibly executed and the technology application proved safe and effective. Both Otres and Procter & Gamble engaged the Company for these activities. This resulted in the Company receiving revenues of approximately $98,000 from both venture partners for the development and testing of the appliances. The Company continues to manage the relationship with Procter & Gamble for Otres under contract, and contributed to the execution of co-marketing agreements between Otres and CREST for the toothbrush sanitizer, and Otres and DAWN for dish washing soap that were announced at the International Home Appliance Show in Chicago on January 16, 2000. The Company negotiated to receive an ongoing royalty of approximately 3% from the sale of these appliances, which provided future revenues with minimal related costs incurred by the Company. Due to internal problems at Otres the products have yet to become fully commercialized. The revenue produced by the royalty stream has been minimal as of the filing date, the Company continues to assist Otres in solving its internal problems and positioning the products for success. Subsequent to the filing, the FDA has granted Its approval of the Otres Toothbrush Sanitizer.

A License and Royalty Agreement executed at year end 2001 with Consolidated Sills and Sterilizers of Boston, Mass. is also an illustration of the Company's new business plan. The agreement called for an up-front license fee and ongoing royalty, and includes revenues from the production of a prototype for Consolidated Stills and Sterilizers and for consulting fees for work done going forward on the project. The FDA approval process facing Consolidated is formidable and the Company can make no prediction as to when the ozone sterilizer may be available to the Health-Care industry, but the financial burden is Consolidated's and the Company will receive a 3% royalty on any future gross sales of products utilizing our technology.

The plan provides for ongoing operating revenues derived from limited manufacturing and direct sales of the companies' industrial products, ongoing contract product development, with the future revenues derived primarily through license and royalty streams generated by the success of its selected strategic partners in commercializing the products.

The Company anticipates its revenues as well as the source of those revenues to change significantly through establishment of these types of relationships. However, there can be no assurance that the current loan to Procter & Gamble can be serviced upon its due date nor can there be any assurance that any of the Company's products will be accepted in such numbers sufficient to cover the ongoing cost of operation.

On March 13, 2001 the Company was granted a very broad patent by the United States Patent office relating to the use of water, ozone and food grade surfactants for use in all food processing activities. The patent is extremely important to the Company's ability to defend a position of proprietary processes for development and subsequent licensing since an FDA ruling was granted on June 28, 2001, that allows the use of ozone in the processing of certain food items. The Company is in a enviable position and expects a resurgence of the interest previously expressed by potential strategic partners on the food processing sector.

The Company continues to seek customers and strategic partners such as, Kohler Co., Kaz, Inc., and Nelson Laboratories, who are sufficiently convinced of the potential to pro-actively participate in necessary research and development costs. These customers and strategic partners not only may provide revenues from research and development contracts but also follow-on royalty revenues from the purchase of systems and processes.

The Company has provided major agricultural producers with prototype ECO-PURE test systems that have been installed in wet produce processing plants, long-term produce storage facilities, short term banana and tomato ripening rooms, and for use in treatment of herbal remedies and dietary supplements. The Company will seek to commercialize these successful test processes based on the new FDA ruling discussed above.

Even with sufficient funds available, the ongoing challenge facing the Company is that of educating potential partners, government, industry and the end consumer about the benefits of ozone. Ozone is a naturally-occurring phenomenon that is usually associated with photochemical smog or an eroding level of protection in our atmosphere. It is the Company's intent to provide this education and show the beneficial side of ozone decontamination. For industry, ozone is a cost competitive and environmentally-friendly answer to microbial contaminates. For the consumer, ozone kills harmful microorganisms quickly and leaves behind no chemical residue.

The information set forth herein as to anticipated research and development costs, equipment purchases and increase in employees are management's best estimates based upon current plans. Actual expenditures may be greater or less than such estimates depending on many factors including, but not limited to, the availability of new technologies, the completion or lack of completion of certain strategic alliances, and the timing and successful completion of the Company's stated requirement to acquire additional operating and growth capital, industry initiatives, success of the Company's research and development efforts, and other factors.

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The private Securities litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

1.  Market acceptance of the Company's products;
2. Obtaining sufficient additional operating capital in the form of debt or equity;
3.  The existence of an orderly market in the Company's securities;
4.  Increased sales of the various products of the Company;
5.  Continued success in the Company's research and development activities;
    and
6.  Successful completion of strategic alliances


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.  None.

     Item 2.   Changes in Securities and use of proceeds    None.

     Item 3.   Defaults Upon Senior Securities.   None.

     Item 4.   Submission of Matters to a Vote of Security Holders.   None.

     Item 5.   Other Information.   None

     Item 6.   Exhibits and Reports on Form 8-K and S-8.        None

                            SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CYCLO3PSS CORPORATION


Date: July 13, 2001          By/s/ William R. Stoddard
                             William R. Stoddard
                             Chief Executive Officer
                             Principal Executive Officer



Date: July 13, 2001          By/s/ Mondis Nkoy
                             Mondis Nkoy
                             Controller, Corporate Secretary
                             Principal Financial Officer