Form 10QSB
period 2001-08-31
CYCLO3PSS CORP
filed 2001-10-15
CIK 895319

CONFORMED


             U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED AUGUST 31, 2001

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


Common Stock outstanding at October 14, 2001 - 36,851,348 shares of $.001 par value Common Stock.


            DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                         FORM 10-QSB

                  Financial Statements and Schedules
                        Cyclo3pss Corporation

                 For Three Months Ended August 31, 2001

    The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                    PART I - FINANCIAL INFORMATION


                                                               Page of
                                                              Form 10-QSB
    Item 1.   Financial  Statements

              Condensed Consolidated Balance Sheets. . . . . . . . . . . .3
              Condensed Consolidated Statements of Operations. . . . . . .5
              Condensed Consolidated Statements of Cash Flows. . . . . . .7
              Notes to Condensed Consolidated Financial Statements . . . .8

    Item 2.   Management's Discussion and Analysis and
              Plan of Operations . . . . . . . . . . . . . . . . . . . . 13

                     PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 21

    Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . 21

    Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . 21

    Item 4.    Submission of Matters to a Vote of Security Holders . . . 21

    Item 5.    Other Information   . . . . . . . . . . . . . . . . . . . 21

    Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . 21

                        CYCLO3PSS CORPORATION
                Condensed Consolidated Balance Sheets
                             (Unaudited)
                                                August 31    February 28
                                                   2001         2001
     Assets

    Current assets:

         Cash                                    $   11,446   $  62,022
         Accounts receivable                         18,261      28,850
         Notes receivable from OxiDyn                     -      80,000
         Notes receivable from Paragon, net of
          allowance of $251,530                           -           -
         Prepaid expenses                               621       3,462
                                                  ---------   ---------
     Total current assets                            30,328     174,334

     Property and equipment, net                     30,861      67,800

    Other assets:
       Acquired patents, net                         18,207      36,407
       Developed patents and other, net              31,233      36,693
                                                 ----------  ----------
                                                 $  110,629  $  315,234
                                                 ==========  ==========

                       CYCLO3PSS CORPORATION
               Condensed Consolidated Balance Sheets
                       (Unaudited)(continued)
                                                August 31    February 28
                                                   2001         2001
    Liabilities and stockholders' equity (deficit)

     Current liabilities:
         Accounts payable                        $  212,590  $  124,937
         Accrued liabilities                        194,157     119,351
         Notes payable                              658,000   1,000,000
         Note payable to officer                          -      10,000
         Deferred revenue                           100,000     100,000
                                                 ----------  ----------
     Total current liabilities                    1,164,747   1,354,288

     Commitments and contingencies

    Stockholders' deficit:
     Preferred stock:
       Preferred stock issuable in series: par
       value $.01, 4,500,000 shares authorized:
           Series "A" convertible preferred stock;
           356,638 shares authorized; 356,638 shares
           issued and outstanding                       356         356
           Series "B" convertible preferred stock;
           30,000 shares authorized; 320 and 614
           shares issued and outstanding August 31, and
           February 28, 2001, respectively                3           6
           Series "E"convertible preferred stock;
           10,000 shares authorized; 500 shares
           issued and outstanding                         5           -
       Common stock, par value $.001; 55,000,000
       shares authorized; 35,326,267 and
       30,352,826 shares issued and outstanding at
       August and February 2001 respectively         35,326      30,353
       Additional paid-in capital                20,331,974  19,504,245
       Deferred stock-based compensation                  -      (1,969)
       Stock subscription received                        -     190,000
       Accumulated deficit                      (20,920,237)(20,260,500)
       Less treasury stock, 264,000 common
       shares at cost                              (501,545)   (501,545)
                                                 ----------  ----------
       Total stockholders' equity (deficit)      (1,054,118) (1,039,054)
                                                 ----------  ----------
                                                 $  110,629  $  315,234
                                                 ==========  ==========

      See accompanying notes to condensed consolidated financial statements

                       CYCLO3PSS CORPORATION
          Condensed Consolidated Statements of Operations
                            (Unaudited)

                                                For the three months ended
                                                        August 31,

                                                   2001              2000

    Net revenues                               $     24,614    $     6,321
    Costs and expenses:
         Cost of revenues                            60,837         73,932
         Research and development                    17,772         20,389
         Selling and marketing                       40,005         35,985
         General and administrative                 409,080        201,041
         Depreciation and amortization               21,453         20,439
                                               ------------    -----------
                   Total expenses                   549,147        351,786

     Loss from continuing operations               (524,533)      (345,465)
     Interest income                                  1,702          1,684
     Interest expense                                     -            (44)
                                               ------------    -----------
     Net loss from continuing operations           (522,831)      (343,465)
     Discontinued operation:
        Gain on sale of discontinued operations      12,009              -
        Loss from discontinued operations            (4,595)       (25,091)
                                               ------------    -----------
     Net gain (loss) from discontinued operations     7,414        (25,091)
                                               ------------    -----------
     Net Loss                                  $   (515,417)   $  (368,916)
                                               ============    ===========
    Basic and diluted net loss per common share:
        Continued operations                   $      (.01)    $      (.01)
        Discontinued operations                $      (.00)    $      (.00)
                                               -----------     -----------
    Net loss per common shares- basic and
    diluted                                    $      (.01)    $      (.01)
                                               ===========     ===========
    Weighted average number of common shares
     issued and outstanding                     34,869,020      27,159,853
                                               ===========     ===========

    See accompanying notes to condensed consolidated financial statements

                       CYCLO3PSS CORPORATION
          Condensed Consolidated Statements of Operations
                            (Unaudited)

                                                For the six months ended
                                                        August 31,

                                                   2001              2000

    Net revenues                               $    201,278    $    82,408
    Costs and expenses:
         Cost of revenues                           135,899        125,971
         Research and development                    24,815         33,845
         Selling and marketing                       78,161         65,581
         General and administrative                 609,854        443,725
         Depreciation and amortization               42,180         83,158
                                               ------------    -----------
                   Total expenses                   890,909        452,280

     Loss from continuing operations               (689,631)      (669,875)
     Interest income                                  1,809          2,175
     Interest expense                                     -           (131)
                                               ------------    -----------
     Net loss from continuing operations           (687,822)      (667,828)
     Discontinued operation:
        Gain on sale of discontinued operations      12,009              -
        Loss from discontinued operations            16,076         23,943
                                               ------------    -----------
     Net gain (loss) from discontinued operations    28,085         23,943
                                               ------------    -----------
     Net Loss                                  $   (659,737)   $  (643,885)
                                               ============    ===========
    Basic and diluted net loss per common share:
        Continued operations                   $      (.02)   $       (.02)
        Discontinued operations                $      (.00)   $       (.00)
    Net loss per common shares- basic and
    diluted                                    $      (.02)   $       (.02)
                                               ===========    ============
    Weighted average number of common shares
     issued and outstanding                     33,946,605      27,236,575
                                               ===========    ============

    See accompanying notes to condensed consolidated financial statements

                        CYCLO3PSS CORPORATION
           Condensed Consolidated Statements of Cash Flows
                             (Unaudited)

                                                For the six months ended
                                                        August 31,
                                                   2001              2000

     Cash flows from operating activities:
         Net loss                             $   (659,737)   $   (643,885)
         Adjustments to reconcile net loss
         to net cash used in operating
         activities:
              Depreciation and amortization         42,180          93,766
              Common Stock issued for services           -         177,060
              Stock based compensation               1,969               -
              Common stock issued for legal
               settlement                           25,000               -

              Gain on sale of discontinued
               operations                          (12,009)              -
              Write off of note receivable         200,386               -
         Changes in assets and liabilities:
              Accounts receivable                   10,589           9,238
              Prepaid expenses                       2,841          (5,120)
              Accounts payable and accrued
              liabilities                          162,459        (435,167)
                                                 ---------      ----------
     Net cash used in operating activities        (226,322)       (804,108)
                                                 ---------      ----------
     Cash flows from investing activities:
         Purchase of property and equipment           (851)        (11,713)
         Proceeds from sale of discontinued
         operations                                 33,470               -
         Increase to notes receivable from OxiDyn (120,386)              -
         Addition to developed patents and other    (2,191)        (31,728)
                                                 ---------      ----------
     Net cash used in investing activities         (89,958)        (43,441)
                                                 ---------      ----------
     Cash flows from financing activities:
         Proceeds from issuance of common stock    100,000               -
         Proceeds from issuance of warrants              -         196,000
         Proceeds from exercise of stock options    17,704           5,578
         Proceeds from issuance of notes payable   158,000         750,000
         Payment on note payable from officer      (10,000)              -
         Principal payments under capital lease
         obligations                                     -          (2,944)
                                                ----------       ---------
     Net cash provided by financing activities     265,704         948,934
                                                ----------       ---------
     Net increase (decrease) in cash               (50,576)        101,385
     Cash at beginning of period                    62,022         107,565
                                                ----------       ---------
     Cash at end of period                      $   11,446       $ 208,950
                                                ==========       =========
     Non-cash financing activities:
     Issuance of common stock for stock
     subscription                                  190,000               -
     Conversion of note payable into preferred
     stock                                       $ 500,000        $      -
     Conversion of preferred stock into common
     stock                                               3               2

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

Operating results for the six months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001.

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

CYCLO3PSS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)


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

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Letter of Intent to Acquire OxiDyn, Incorporated

In October 2000, the Company entered into a letter of intent to acquire OxiDyn, Incorporated (OxiDyn), a North Carolina based manufacturer of ozone based clean-in-place and sanitizing rinsing systems for the beverage and bottling industry. A preliminary acquisition agreement was executed in February 2001, subject to final negotiation, which called for the Company to issue shares of common stock determined by dividing OxiDyn's net book value by the average closing price of the Company's common stock during the five-day trading period immediately prior to the closing date of the acquisition.

In November 2000, the Company loaned $80,000 to OxiDyn to meet its current operating requirements. In order to provide the above funding, the acquisition agreement called for the Company to complete a private placement offering of at least $300,000 at a price of $0.195 per share, which was to be purchased by OxiDyn's investors and shareholders. The Company received cash of $190,000 related to the offering prior to February 28, 2001, which was reported as a stock subscription received in the financial statements. Subsequent to February 28, 2001, the Company completed the private placement offering receiving gross proceeds of $290,000, including the subscription received, and issued 1,487,179 shares of common stock. The Company advanced an additional $120,386 in cash to OxiDyn subsequent to February 2001 to meet additional operating requirements.

OxiDyn has been unable to meet various expected operational target milestones over the past twelve months, raising doubt that the proposed acquisition will close. Therefore, the Company wrote off the note receivable and other funds advanced totaling $200,386 during the three months ended August 31, 2001.

CYCLO3PSS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)


Asset purchase and sale agreement with Paragon, LLC

On June 15, 2001, the Company entered into an asset purchase and sale agreement with Paragon, LLC. The Principals of which are the employees of Cyclopss Biochemical Corporation. The purchase price was $285,000, which was established as the fair value for the Company, and approved by the board of
directors.   The Company received $30,000 as a down payment and financed the balance of $255,000 over five years, at 8% interest, secured by the Paragon's assets.

The terms of the sale agreement allow for a discount in the purchase price of $50,000 or $40,000 if all amounts due under the note receivable, less the purchase price discount, are paid prior to September 1, 2001 or December 31, 2001, respectively.

The Company expects to recognize a gain on the sale of the biochemical products business, but due to the extended payment terms on the note receivable, the gain on sale will be recognized as payments are received. The Company received a total of $33,470 related to the purchase price and through the date of this filing has recorded a gain on sale of discontinued operations of $12,009.


The biochemical products business has been accounted for as discontinued operations and accordingly, the results of operations are segregated from continuing operations in the accompanying 2001 statements of operations. Revenue, operating costs and expenses, other income and expenses of this business has been reclassified to discontinued operations for the three and six months ended August 31, 2001 and 2000. No allocation of general corporate overhead has been made to discontinued operations relating to this business.

CYCLO3PSS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)


2.  Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at August 31, 2001 of $20,920,237 and $20,260,500 at February 28, 2001, and periodic cash flow difficulties, and is in default on debt covenants, all of which raise substantial doubt of the Company's ability to continue as a going concern.

The net loss for the year ended February 28, 2001 was $1,114,855 and the Company recorded a net loss of $659,737 for the six months ended August 31, 2001. To date, the Company has funded its operations through the issuances of debt and common and preferred stock. The Company anticipates a net loss for the year ended February 28, 2002, and with a cash balance of $11,446 at August 31, 2001 and expected cash requirements for the year, there is substantial doubt as to the Company's ability to continue operations.

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

CYCLO3PSS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Contingencies

The Company is not a party to and presently is not aware of any pending claims or existing litigation. The Company issued 250,000 shares of common stock during the three months ended August 31, 2001 as final adjustment of a previous legal settlement, for which the Company recorded a non-cash charge of $25,000. Previous settled matters are described in the Company's Form 10-KSB for the year ended February 28, 2001.

4. Segment Information

On March 7, 2000 the Company internally realigned its ozone businesses, collapsing these separate business units into a single entity. The Company operated in two principal industries; the manufacture, sale and installation of ozone products ("ozone products"); and the manufacture and sale of specialty chemicals ("biochemical products").

On June 15, 2001 the Company sold the assets and business related to its biochemical products (see Note 1). The Company now only operates in one segment.


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

                        PART I - ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION

General

Cyclopss Corporation is primarily engaged in ozone application technologies and processes. The Company believes that its technologies and product lines offer cost effective, energy efficient, environmentally benign alternatives for cleaning and disinfection products and systems. We believe that the technologies are easily scalable from consumer appliances up through industrial systems. The products provide systems to address food safety, particularly microbial reductions on meat and poultry, fruits and vegetables. Additional products offered by the Company enable manufacturers to eliminate microbial build up in and on plant equipment, while other ozone-related products are marketed by the Company to commercial and institutional laundry operators enable users to reduce costs associated with labor, water, energy, chemicals, and wastewater disposal. The Company has developed consumer product prototypes ranging from the sanitization of kitchen sponges and toothbrushes, to counter top drinking water processors and food sanitizers.

In October 2000, the Company entered into a letter of intent for acquisition/merger of OxiDyn Incorporated (OxiDyn), a North Carolina based manufacturer of ozone based clean-in-place and sanitizing rinsing systems for the beverage and bottling industry. A preliminary acquisition agreement was executed in February 2001, subject to final negotiation, which calls for the Company to issue shares of common stock determined by dividing OxiDyn's net book value by the average closing price of the Company's common stock during the five-day trading period immediately prior to the closing date of the acquisition.The acquisition is pending, however, as of the date of this filing, and all indications are that the transaction will not close.

In November 2000, the Company loaned $80,000 to OxiDyn to meet its current operating requirements, which is to be repaid upon the closing of the acquisition. In order to provide the above funding, the acquisition agreement called for the Company to complete a private placement of its common stock with an offering of at least $300,000 at a price of $0.19 per common share. This offering was to be purchased by OxiDyn's investors and shareholders. The Company received cash of $190,000 related to the offering as of February 28, 2001. Subsequent to February 28, 2001 the Company received an additional $100,000, the offering was closed, and 1,487,179 shares of common stock were issued. The Company advanced an additional $120,386 in cash to OxiDyn subsequent to February 28, 2001 to OxiDyn to meet additional operating requirements. As the completion of the acquisition is questionable, the Company wrote off the note receivable and other advances totaling $200,386.

On June 15, 2001, the Company entered into an asset purchase and sale agreement with Paragon, LLC. The Principals of which are the employees of Cyclopss Biochemical Corporation. The purchase price was $285,000, which was established as the fair value for the Company, and approved by the board of directors. The Company received $30,000 as a down payment and financed the balance of $255,000 over five years, at 8% interest, secured by the Paragon's assets.

Consumers, food producers and processors, both large and small, are searching for new technologies to address food safety and sterilization concerns. Both consumers and food processors, who have relied heavily on chlorination and other chemicals to decontaminate foods and household items, are being forced to consider alternatives to chlorine and those other toxic chemicals. The Company believes that ozone products offer a lower cost and more environmentally-friendly and consumer accepted form of decontamination and sterilization than many other chemical treatments and irradiation. The FDA issued a final ruling allowing for the use of ozone in all food processing onJune 28, 2001.

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

Results of Operations

The Company's revenues were $24,614 for the three months ended August 31, 2001 compared to $6,321 for the three months ended August 31, 2000. The revenues were $201,278 for the six months ended August 31, 2001 compared to $82,408 for the six months ended August 31, 2000. This increase was due to the Company's efforts to generate more income and find institutions willing to pay for the Company's research efforts. The Company's gross margin for the three months ended August 31, 2001, was $(36,223) compared to $(67,611) for the three months ended August 31, 2000. The Company's gross margin for the six months ended August 31, 2001, was $65,379 compared to $(43,563) for the six months ended August 31, 2000. This increase is due to the increase in product sales as described above. The Company continues to closely monitor expenses to minimize all unnecessary operating costs. The Company expects to start receiving royalty payments from the sale of consumer products as described further in this section.

Research and development expenses decreased to $17,772 and $24,815 for the three and six months ended August 31, 2001 respectively from $20,389 and $33,845 for the three and six months ended August 31, 2000. This decrease is due the Company's reduced research and development activity and efforts to have strategic partners pay for the Company's research activities.

Selling and marketing expenses increased to $40,005 and $78,161 for the three and six months ended August 31, 2001 respectively from $35,985 and $65,581 for the three and six months ended August 31, 2000. This increase is due to the Managements effort to produce an increase in sales.

General and administrative expenses increased to $409,080 for the three months ended August 31, 2001 from $201,041 for the three months ended August 31, 2000. General and administrative expenses increased to $609,854 for the six months ended August 31, 2001 from $443,725 for the six months ended August 31, 2000. The increase in general and administrative expenses for the three and six month period ended August 31, 2001 is primarily due to the write off of the note receivable and other advances to OxiDyn totaling $200,386. Management is closely monitoring and controlling expenses. However legal and accounting expenses related to being a public company continue to escalate, and new accounting requirements and SEC regulations are being adopted with increasing regularity. These expenses while burdensome are crucial to providing and maintaining a market for the Company's securities. These expenses are expected to increase in fiscal 2002, with other potential increases due to management and human resource requirements for the Company should commercial activities increase, and more funds become available for this use.

Net income from discontinued operations related to the biochemical products business, which was sold subsequent to May 31, 2001, was $16,076 and $23,946 for the six months ended August 31, 2001 and 2000, respectively. The decrease in net income is due to continuous declining sales of biochemical products.

The Company recorded a net loss applicable to common stock for the three months ended August 31, 2001 of $515,417. The loss recorded for the three months ended August 31, 2000 was $368,916. The Company recorded a net loss applicable to common stock for the six months ended August 31, 2001 of $659,737. The loss recorded for the six months ended August 31, 2000 was $643,885.


Liquidity and Capital Resources

Cash used in operating activities was $226,322 for the six months ended August 31, 2001 compared to $804,108 for the six months ended August 31, 2000. This decrease is partly due to an increase in accounts payable and accrued liabilities and no common stock issued for services in fiscal 2002 compared to $177,060 in fiscal 2001.

Net cash provided by financing activities for the six months ended August 31, 2001, was $265,704 due to an additional $100,000 received on a private placement offering related to the proposed acquisition of OxiDyn. The Company also received $158,000 as of August 31, 2001 in connection with a private placement offering of approximately $200,000 in convertible promissory notes at an annual interest rate of 10%. The note holders have the right to convert the principal amount into restricted common shares at the fair market value of the stock on the date of conversion. Approximately $183,000 has been received from this private placement offering as of the date of this filing.

The Company had entered into a convertible secured loan for $ 1,000,000 with Procter & Gamble that provided funds of $250,000 in the fourth quarter of fiscal 2000 and $750,000 in the second quarter of fiscal 2001. The loan accrued interest at 8% and is collateralized by a first security interest in all of the Company's Intellectual Properties and was due on or before February 28, 2001. The loan agreement granted a conversion right to Proctor & Gamble allowing for the conversion of all or any part of the outstanding loan, including all or any part of interest due into shares in the Company's common stock at anytime during the term of the loan, and at the sole discretion of Proctor & Gamble. The Company recognized its inability to repay the loan by the end of its third quarter, notified Proctor & Gamble, and negotiated a revised loan agreement. On February 4, 2001 the Company entered into a Conversion and Amendment Agreement with Proctor & Gamble that extended the due date for a portion of the loan amount equal to $500,000 to February 28, 2002 and a conversion of the remaining $500,000 loan principal into 500,000 shares of Series "E" convertible preferred stock, which occurred in March 2001.

Under the terms of the loan agreements, the Company is subject to various covenants, including maintaining minimum liquid assets in the form of cash or marketable securities of $100,000. At February 28, 2001 and subsequent to that date, the Company is in default with the minimum liquid assets covenant and, therefore, the loan may be called at any time.

Total assets decreased to $110,629 for the six months ended August 31, 2001 from $315,234 for the year ended February 28, 2001, mainly due to a decrease related to the write off of the notes receivable from OxiDyn and the utilization of assets in operating activities. Total current liabilities decreased to $1,164,747 at August 31, 2001 from $1,354,288 at February 28, 2001, mainly due to the conversion of $500,000 of notes payable to equity by Procter and Gamble, as described earlier in this section. This decrease was offset by additional notes payable of $158,000 and increases in accounts payable and accrued liabilities resulting from ongoing operations of the Company.

The Company is attempting to generate more cash by way of financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and product sales. Management believes that appropriate funding will be generated and future product sales will result from these opportunities and that the Company will continue operations over the next fiscal year; however, no assurances can be given that sales will be generated or that additional necessary funding will be raised. The Company anticipates it will receive limited royalties from some of its licensed products within fiscal year 2002 and expects the bulk of its revenues to stem from development contracts and product sales. So far this fiscal year, as of August 31, 2001, the Company has negotiated and executed four separate development contracts with Kohler Co., Kaz, Inc., Nelson Laboratories, and ConAgra, with total current and future expected revenues under these contracts of approximately $295,000. Subsequent to August 31, 2001 the Company has negotiated and begun a development contract with Pharmacia for $30,000. These contracts involve the development of disinfection applications of the Company's ozone technology for consumer and industrial products.

Should the Company be unsuccessful in achieving the increased level of revenues and gross profits required to pay its operating expenses or in acquiring additional equity financing to pay the shortfall, the Company will seek direction from the Board of Directors as to what action would need to be taken.

Plan of Operation

The Company historically has acted as both the developer of its technologies and as the manufacturer and marketer of those technologies. It has become apparent that the customers within the markets pursued by the Company are intrigued by the performance and potential of the products and technologies. However, the size and operating capabilities of the Company does not support the confidence required for the Company's targeted customers to purchase the Company's products. The Company's targeted industrial customer base is accustomed to doing business with vendors and suppliers of a size and stability that reasonably assures business continuity and internal product
support.   The single exception to this discrimination as to our limited size has been the United States Navy who is mandated to provide business opportunity for small business enterprises such as Cyclopss.

Under the Company's current plan of operations it will act as a limited manufacturer and marketer of its products and will also market its intellectual properties and development capabilities as a technology provider. Our efforts will be directed toward the creation of technology bridges and partnership and licensing arrangements with companies that provide products and services. The Company will utilize its technology to produce new complete ozone related processes and products. These anticipated ventures, partnerships and licensing arrangements are expected to include suppliers of equipment and appliances and suppliers of disposable or consumable products modified to utilize the Company's proprietary technologies under licensing and royalty agreements. The end result will create interlocking process systems that we believe will be both effective and economic. Additionally the process systems will be sold and serviced by vendors and suppliers already accepted by the target markets.

This model provides the manufacturers with technology and new product offerings and provides the Company with royalty revenue and commercialization of its technologies through already existing manufacturing, sales and service infrastructures.

The Company will continue to provide low volume production of ozone systems to customers like the United States Navy, and the Company also anticipates it will be compensated by one or more of the industry partners for design and development work required in modifying their existing products to accommodate the incorporation of the Company's proprietary technologies. This model allows the Company to keep the number of employees limited to specific requirements of the technology application, and converts the Company into a technology purveyor.
 .
The Company's initial execution of a variation of this business model was illustrated by the relationship between the Company, Procter & Gamble and Otres, Inc. Cyclopss established a working relationship with Procter & Gamble early in 1999. In May of 1999, the Company was approached by the principals of Otres to assist in the development and validation of a toothbrush sanitizer and a kitchen sponge sanitizer utilizing ozone. The management of the Company determined the products could be of great interest to Procter & Gamble and, after having appropriate confidentiality documents executed, Otres agreed to allow the Company to introduce the product concepts to Procter & Gamble. Procter & Gamble determined they had products that would lend themselves to a co-marketing relationship with the Otres appliances as long as the product development was responsibly executed and the technology application proved safe and effective. Both Otres and Procter & Gamble engaged the Company for these activities. This resulted in the Company receiving revenues of approximately $98,000 from both venture partners for the development and testing of the appliances. The Company continues to manage the relationship with Procter & Gamble for Otres under contract, and contributed to the execution of co-marketing agreements between Otres and CREST for the toothbrush sanitizer, and Otres and DAWN for dish washing soap that were announced at the International Home Appliance Show in Chicago on January 16, 2000. The Company negotiated to receive an ongoing royalty of approximately 3% from the sale of these appliances, which is expected to provide future revenues with minimal related costs incurred by the Company. Due to internal problems at Otres the products have yet to become fully commercialized. The revenue produced by the expected royalty stream has been minimal as of the filing date. The Company continues to assist Otres in solving its internal problems and positioning the products for success. In June, 2001 the FDA granted its approval of the Otres Toothbrush Sanitizer.

A License and Royalty Agreement executed at year end 2001 with Consolidated Sills and Sterilizers of Boston, Mass. is also an illustration of the Company's new business plan. The agreement called for an up-front license fee and ongoing royalty, and includes revenues from the production of a prototype for Consolidated Stills and Sterilizers and for consulting fees for future work performed on the project. The FDA approval process facing Consolidated is formidable and the Company can make no prediction as to when the ozone sterilizer may be available to the Health-Care industry, but the financial burden is Consolidated's and the Company will receive a 3% royalty on any future gross sales of products utilizing our technology.

The plan provides for ongoing operating revenues derived from limited manufacturing and direct sales of the companies' industrial products, ongoing contract product development, with the future revenues derived primarily through license and royalty streams generated by the success of its selected strategic partners in commercializing the products.

The Company anticipates its revenues as well as the source of those revenues to change significantly through establishment of these types of relationships. However, there can be no assurance that the current loan to Procter & Gamble can be serviced upon its due date nor can there be any assurance that any of the Company's products will be accepted in such numbers that will generate adequate revenues and cash flow sufficient to cover the ongoing costs of operation.

On March 13, 2001 the Company was granted a very broad patent by the United States Patent office relating to the use of water, ozone and food grade surfactants for use in all food processing activities. The patent is extremely important to the Company's ability to defend a position of proprietary processes for development and subsequent licensing since an FDA ruling was granted on June 28, 2001, that allows the use of ozone in the processing of certain food items. The Company is in a enviable position and expects a resurgence of the interest previously expressed by potential strategic partners in the food processing sector.

The Company continues to seek customers and strategic partners such as, Kohler Co., Kaz, Inc., and Nelson Laboratories, who are sufficiently convinced of the potential to collaboratively participate in necessary research and development costs. These customers and strategic partners not only may provide revenues from research and development contracts but also follow-on royalty revenues from the purchase of systems and processes.

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

Even with sufficient funds available, the ongoing challenge facing the Company is that of educating potential partners, government, industry and the end consumer about the benefits of ozone. Ozone is a naturally occurring phenomenon that is usually associated with photochemical smog or an eroding level of protection in our atmosphere. It is the Company's intent to provide this education and show the beneficial side of ozone decontamination. For industry, ozone is a cost competitive and environmentally friendly answer to microbial contaminates. For the consumer, ozone kills harmful microorganisms quickly and leaves behind no chemical residue.

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

>From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The private Securities litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 2. Changes in Securities and Use of Proceeds    None.

Item 3. Defaults Upon Senior Securities.  See discussion on page 12,
  Note 5 to the Condensed Consolidated Financial Statements
  included herein and page 16   "Liquidity and Capital Resources,"
  with respect to the discussion concerning the default on the loan convents of the Proctor and Gamble Senior Secured note.

Item 4. Submission of Matters to a Vote of Security Holders.   None.

Item 5. Other Information.   None

Item 6  Exhibits and Reports on Form 8-K and S-8.        None

                           SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CYCLO3PSS CORPORATION


Date: October 15, 2001             By/s/ William R. Stoddard
                                   William R. Stoddard
                                   Chief Executive Officer
                                   Principal Executive Officer



Date: October 15, 2001             By/s/ Mondis Nkoy
                                   Mondis Nkoy
                                   Controller, Corporate Secretary
                                   Principal Financial Officer