Form 10QSB
period 2001-11-30
CYCLO3PSS CORP
filed 2002-01-14
CIK 895319

CONFORMED


             U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED NOVEMBER 30, 2001

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER 0-22720

                      CYCLO3PSS CORPORATION
                      ---------------------
   (Name of Small Business Issuer as specified in its charter)

                 Delaware                             87-0455642
                 --------                             ----------
    (State or other jurisdiction of                  (I.R.S. Employer
    Incorporation or organization)                    Identification No.)

    7105 South Highland Dr. #102
    Salt Lake City, Utah                                    84121
    --------------------                                  ----------
(Address of principal executive offices)                  (Zip Code)

 Issuer's telephone number, including area code:  (801) 947-1101

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


Common Stock outstanding at January 11, 2002 - 37,348,040 shares of $.001 par value Common Stock.


            DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                         FORM 10-QSB

                  Financial Statements and Schedules
                        Cyclo3pss Corporation

          For Three and Nine Months Ended November 30, 2001

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

    Item 2.   Management's Discussion and Analysis and
              Plan of Operations . . . . . . . . . . . . . . . . . . . . 13

                     PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 22

    Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . 22

    Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . 22

    Item 4.    Submission of Matters to a Vote of Security Holders . . . 22

    Item 5.    Other Information   . . . . . . . . . . . . . . . . . . . 22

    Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . 22

                        CYCLO3PSS CORPORATION
                Condensed Consolidated Balance Sheets
                             (Unaudited)
                                                November 30  February 28
                                                   2001         2001
                                                (unaudited)
     Assets

    Current assets:

         Cash                                    $  106,054   $  62,022
         Accounts receivable,net                     24,123      28,850
         Work in progress inventory                  24,302           -
         Notes receivable from OxiDyn                     -      80,000
         Prepaid expenses                                67       3,462
                                                  ---------   ---------
     Total current assets                           154,546     174,334

     Property and equipment, net                     25,214      67,800

    Other assets:
       Acquired patents, net                          9,107      36,407
       Developed patents and other, net              26,914      36,693
                                                 ----------  ----------
                                                 $  215,781  $  315,234
                                                 ==========  ==========

                       CYCLO3PSS CORPORATION
               Condensed Consolidated Balance Sheets
                           (continued)
                                                November 30  February 28
                                                   2001         2001
                                                (unaudited)
    Liabilities and stockholders' equity (deficit)

     Current liabilities:
         Accounts payable                        $  149,902  $  124,937
         Accrued liabilities                        183,551     119,351
         Notes payable                              695,000   1,000,000
         Note payable to officer                          -      10,000
         Deferred revenue                           100,000     100,000
                                                 ----------  ----------
     Total current liabilities                    1,128,453   1,354,288

     Commitments and contingencies

    Stockholders' deficit:
     Preferred stock:
       Preferred stock issuable in series: par
       value $.01, 4,500,000 shares authorized:
           Series "A" convertible preferred stock;
           356,638 shares authorized; 356,638 shares
           issued and outstanding                       356         356
           Series "B" convertible preferred stock;
           30,000 shares authorized; no and 614
           shares issued and outstanding November
           30, and February 28, 2001, respectively        -           6
           Series "E"convertible preferred stock;
           10,000 shares authorized; 500 shares and
           no shares issued and outstanding               5           -
       Common stock, par value $.001; 55,000,000
       shares authorized; 37,348,040 and
       30,352,826 shares issued and outstanding at
       November 30, 2001 and February 28, 2001,
       respectively                                  37,348      30,353
       Additional paid-in capital                20,441,090  19,504,245
       Deferred stock-based compensation                  -      (1,969)
       Stock subscription received                        -     190,000
       Accumulated deficit                      (20,889,926)(20,260,500)
       Less treasury stock, 264,000 common
       shares at cost                              (501,545)   (501,545)
                                                 ----------  ----------
       Total stockholders' equity (deficit)        (912,672) (1,039,054)
                                                 ----------  ----------
                                                 $  215,781  $  315,234
                                                 ==========  ==========

      See accompanying notes to condensed consolidated financial statements

                       CYCLO3PSS CORPORATION
          Condensed Consolidated Statements of Operations
                            (Unaudited)

                                                For the three months ended
                                                       November 30,
                                                   2001              2000
    Net revenues                               $     49,744    $    74,729
    Costs and expenses:
         Cost of revenues                            54,194         56,270
         Research and development                     2,366         17,793
         Selling and marketing                       31,028         27,264
         General and administrative                 109,696        131,363
         Depreciation and amortization               21,450         21,250
                                               ------------    -----------
                   Total expenses                   218,734        253,940

     Loss from operations                          (168,990)      (179,211)
         Interest income                              3,331            519
         Interest expense                            (5,560)             -
                                               ------------    -----------

     Net Loss from continuing operations           (171,219)      (178,692)
     Discontinued operation:
        Gain on sale of discontinued operations     201,530              -
        Loss from discontinued operations                 -           (602)
                                               ------------    -----------
     Net gain (loss) from discontinued operations   201,530           (602)
                                               ------------    -----------
     Net Loss                                  $     30,311   $   (179,294)
                                               ============    ===========
    Basic and diluted net loss per common share:
        Continued operations                   $      (.005)  $      (.006)
        Discontinued operations                $       .006   $          -
                                               ------------    -----------
    Net loss per common shares- basic and
    diluted                                    $       .001   $      (.006)
                                               ============    ===========
    Weighted average number of common shares
     issued and outstanding                      36,372,343     28,610,961
                                               ============    ===========

    See accompanying notes to condensed consolidated financial statements

                       CYCLO3PSS CORPORATION
          Condensed Consolidated Statements of Operations
                            (Unaudited)

                                                For the nine months ended
                                                        November 30,
                                                   2001              2000
    Net revenues                               $    251,022    $   157,136
    Costs and expenses:
         Cost of revenues                           190,093        182,240
         Research and development                    27,181         51,638
         Selling and marketing                      109,189         92,846
         General and administrative                 719,550        575,089
         Depreciation and amortization               63,630        104,408
                                               ------------    -----------
                   Total expenses                 1,109,643      1,006,121

     Loss from continuing operations               (858,621)      (849,085)
     Interest income                                  5,140          2,697
     Interest expense                                (5,560)          (131)
                                               ------------    -----------
     Net loss from continuing operations           (859,041)      (846,519)
     Discontinued operation:
        Gain on sale of discontinued operations     213,539              -
        Income from discontinued operations          16,076         23,341
                                               ------------    -----------
     Net gain from discontinued operations          229,615         23,341
                                               ------------    -----------
     Net Loss                                  $   (629,426)   $  (823,178)
                                               ============    ===========
    Basic and diluted net loss per common share:
        Continued operations                   $      (.025)   $     (.031)
        Discontinued operations                $       .007    $      .001
    Net loss per common shares- basic and
    diluted                                    $      (.018)   $     (.030)
                                               ============    ============
    Weighted average number of common shares
     issued and outstanding                      34,740,376      27,236,575
                                               ============    ============

    See accompanying notes to condensed consolidated financial statements

                        CYCLO3PSS CORPORATION
           Condensed Consolidated Statements of Cash Flows
                             (Unaudited)

                                                For the nine months ended
                                                       November 30,
                                                   2001              2000
     Cash flows from operating activities:
         Net loss                             $   (629,426)   $   (823,178)
         Adjustments to reconcile net loss
         to net cash used in operating
         activities:
              Depreciation and amortization         63,630         120,195
              Common Stock issued for services           -         177,060
              Stock based compensation               1,969               -
              Common stock issued for legal
               settlement                           25,000               -
              Gain on sale of discontinued
               operations                         (213,539)              -
              Write off of note receivable         200,386               -
         Changes in assets and liabilities:
              Accounts receivable                    4,727        (148,491)
              Work in progress inventory           (24,302)              -
              Prepaid expenses                       3,395             349
              Accounts payable and accrued
              liabilities                           89,165        (429,099)
                                                 ---------      ----------
     Net cash used in operating activities        (478,995)     (1,103,164)
                                                 ---------      ----------
     Cash flows from investing activities:
         Disposals (purchases) of property and
         equipment, net                             (3,357)          6,215
         Proceeds from sale of discontinued
         operations                                235,000               -
         Increase to notes receivable from OxiDyn (120,386)              -
         Addition to developed patents and other    (2,069)        (46,803)
                                                 ---------      ----------
     Net cash provided (used) in investing
     activities                                    109,188         (40,588)
                                                 ---------      ----------
     Cash flows from financing activities:
         Proceeds from issuance of common stock    100,000         150,000
         Proceeds from issuance of warrants              -         196,000
         Proceeds from exercise of stock options    45,839           8,477
         Proceeds from issuance of notes payable   278,000         750,000
         Payment on note payable to officer        (10,000)              -
         Principal payments under capital lease
         obligations                                     -          (3,084)
                                                ----------       ---------
     Net cash provided by financing activities     413,839       1,101,393
                                                ----------       ---------
     Net increase (decrease) in cash                44,032         (42,359)
     Cash at beginning of period                    62,022         107,565
                                                ----------       ---------
     Cash at end of period                      $  106,054       $  65,206
                                                ==========       =========
     Non-cash financing activities:
     Issuance of common stock for stock
     subscription                               $  190,000       $       -
     Conversion of note payable to preferred
     stock                                         500,000               -
     Conversion of note payable to common
     stock                                          83,000               -
     Conversion of preferred stock to common
     stock                                               6               -

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

Operating results for the nine months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the full year ended February 28, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001.

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

In November 2000, the Company loaned $80,000 to OxiDyn to meet its current operating requirements. In order to provide the above funding, the acquisition agreement called for the Company to complete a private placement offering of at least $300,000 at a price of $0.195 per share, which was to be purchased by OxiDyn's investors and shareholders. The Company received cash of $190,000 related to the offering prior to February 28, 2001, which was reported as a stock subscription received in the financial statements. Subsequent to February 28, 2001, the Company completed the private placement offering receiving an additional $100,000 for a total gross proceeds of $290,000, including the subscription received, and issued 1,487,179 shares of common stock. The Company advanced an additional $120,386 in cash to OxiDyn subsequent to February 2001 to meet additional operating requirements.

OxiDyn has been unable to meet various expected operational target milestones over the past twelve months, raising doubt that the proposed acquisition will close. Therefore, the Company wrote off the note receivable and other funds advanced totaling $200,386 during the second quarter of fiscal 2002.

CYCLO3PSS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

Asset purchase and sale agreement with Paragon, LLC

On June 15, 2001, the Company entered into an asset purchase and sale agreement with Paragon, LLC to sell primarily all of the assets of Cyclopss Biochemical Corporation, a wholly owned subsidiary, for $285,000. The Principals of Paragon, LLC are the employees of Cyclopss Biochemical Corporation. The Company received $30,000 as a down payment and financed the balance of $255,000 over five years, at 8% interest, secured by Paragon's assets.

The terms of the sale agreement allow for a discount in the purchase price of $50,000 if all amounts due under the note receivable, less the purchase price discount, are paid prior to a specific date. The Company received a final payment of $205,000 from Paragon, LLC during the third quarter of fiscal 2002 in connection with this sale, and recorded a total gain of $213,539 on the sale of the biochemical products business.

The biochemical products business has been accounted for as a discontinued operation and accordingly, the results of operations are segregated from continuing operations in the accompanying 2001 statements of operations. Revenue, operating costs and expenses, other income and expenses of this business has been reclassified to discontinued operations for the three and nine months ended November 30, 2001 and 2000. No allocation of general corporate overhead has been made to discontinued operations relating to this business.

2.  Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at November 30, 2001 of $20,889,926 and $20,260,500 at February 28, 2001, has significant cash flow difficulties, and is in default on debt covenants related to the outstanding notes payable, all of which raise substantial doubt of the Company's ability to continue as a going concern.

The net loss for the year ended February 28, 2001 was $1,114,855 and the Company recorded a net loss of $629,426 for the nine months ended November 30, 2001. To date, the Company has funded its operations through the issuances of debt and common and preferred stock. The Company anticipates a net loss for the year ended February 28, 2002, and with a cash balance of $106,054 at November 30, 2001 and expected cash requirements for the year, there is doubt as to the Company's ability to continue operations.

CYCLO3PSS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)


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

3. Contingencies

The Company is not a party to and presently is not aware of any pending claims or existing litigation. The Company issued 250,000 shares of common stock during the second quarter of fiscal 2002 as final adjustment of a previous legal settlement, for which the Company recorded a non-cash charge of $25,000. Previous settled matters are described in the Company's Form 10-KSB for the year ended February 28, 2001.

4. Segment Information

On March 7, 2000 the Company internally realigned its ozone businesses, collapsing these separate business units into a single entity. The Company operated in two principal industries; the manufacture, sale and installation of ozone products ("ozone products"); and the manufacture and sale of specialty chemicals ("biochemical products").

On June 15, 2001 the Company sold the assets and business related to its biochemical products subsidiary, Cyclopss Biochemcial Corporation, to Paragon, LLC(see Note 1). The Company now only operates in one segment.

CYCLO3PSS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

5.  Long term debt

In December 1999, the Company negotiated a letter of intent with a strategic partner that provided for two separate financings. The first, an unsecured promissory note for $250,000, was executed and funded in concert with the signing of the letter of intent. The second financing is a convertible secured loan for $750,000 that was funded in the second quarter of fiscal 2001. The loan agreement is collateralized by a first security interest in all of the Company's intellectual property and was due and payable in one year from its execution. The loan and accrued interest is convertible, in whole or in part, into the Company's common stock at anytime during the loan term.

In February 2001, the Company renegotiated the loan whereby the unpaid accrued interest on the notes of $97,397 was converted into 593,777 shares of common stock and $500,000 of the principal balance would be converted into 5 shares of Series "E" convertible preferred stock, which occurred in March 2001.
Under the terms of the renegotiated loan agreement, the remaining $500,000 principal balance is due February 28, 2002.

Under the terms of the loan agreements, the Company is subject to various covenants, including maintaining minimum liquid assets in the form of cash or marketable securities of $100,000. At February 28, 2001 and subsequent to that date, the Company is in default with the minimum liquid assets covenant and, therefore, the loan may be called at any time.

During fiscal 2002, the Company issued notes payable totaling $278,000 related to a private placement offering. The notes bear interest at an annual
interest rate of 10% and have a term of six months.   In connection with the
issuance of the notes payable the Company is required to issue common stock for an amount equal to 2% of the face value of the notes payable. During the second quarter of fiscal 2002, the Company issued 19,750 shares of common stock under this arrangement and recorded interest expense of $3,752, based on the fair value of the common stock issued in conjunction with the financing. The Company has accrued interest of $1,808 at November 30, 2001 related to its commitment under the note agreements to issue approximately 10,200 shares of common stock for the $120,000 in notes payable issued during the third quarter of fiscal 2002. During the third quarter of fiscal 2002, $83,000 of the above notes payable were converted into 544,688 shares of common stock.

                        PART I - ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION

General

Cyclopss Corporation is primarily engaged in ozone application technologies and processes. The Company believes that its technologies and product lines offer cost effective, energy efficient, environmentally benign alternatives for cleaning and disinfection products and systems. We believe that the technologies are easily scalable from consumer appliances up through industrial systems. The products provide systems to address food safety, particularly microbial reductions on meat and poultry, fruits and vegetables. Additional products offered by the Company enable manufacturers to eliminate microbial build up in and on plant equipment. Other ozone-related products marketed by the Company to commercial and institutional laundry operators enable users to reduce costs associated with labor, water, energy, chemicals, and wastewater disposal. The Company has developed consumer product prototypes ranging from the sanitization of kitchen sponges and toothbrushes, to counter top drinking water processors and food sanitizers.

In October 2000, the Company entered into a letter of intent for the acquisition/merger of OxiDyn Incorporated (OxiDyn), a North Carolina based manufacturer of ozone based clean-in-place and sanitizing rinsing systems for the beverage and bottling industry. A preliminary acquisition agreement was executed in February 2001, subject to final negotiation, which calls for the Company to issue shares of common stock determined by dividing OxiDyn's net book value by the average closing price of the Company's common stock during the five-day trading period immediately prior to the closing date of the acquisition.The acquisition is pending, however, as of the date of this filing, and all indications are that the transaction will not close.

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

On June 15, 2001, the Company entered into an asset purchase and sale agreement with Paragon, LLC to sell primarily all of the assets of Cyclopss Biochemical Corporation, a wholly owned subsidiary. The principals of Paragon, LLC are the employees of Cyclopss Biochemical Corporation. During the nine months ended November 30, 2001, the Company received a total of $235,000 from Paragon, LLC in connection to this sale, and recorded a gain of $213,539 on the sale of the biochemical products business.

Consumers, food producers and processors, both large and small, are searching for new technologies to address food safety and sterilization concerns. Both consumers and food processors, who have relied heavily on chlorination and other chemicals to decontaminate foods and household items, are being forced to consider alternatives to chlorine and those other toxic chemicals. The Company believes that ozone products offer a lower cost and more environmentally-friendly and consumer accepted form of decontamination and sterilization than many other chemical treatments and irradiation. The FDA issued a final ruling allowing for the use of ozone in all food processing on June 28, 2001. The FDA also issued a ruling on retained water in raw meat and poultry products that will become effective January 9, 2002. The ruling will allow beef, pork and lamb producers to use water post-evisceration where it is an inevitable part of a process to meet food safety requirements. Until this ruling raw meat producers were not able to use water or water-based sanitizers. These two rulings will open up a wide range of applications of aqueous ozone to be used in raw meet and poultry processing.

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

Results of Operations

The Company's revenues were $49,744 for the three months ended November 30, 2001 compared to $74,729 for the three months ended November 30, 2000. The revenues were $251,022 for the nine months ended November 30, 2001 compared to $157,136 for the nine months ended November 30, 2000. While revenue for the third quarter of fiscal 2002 decreased from the same period in the prior year due to timing of the completion of, and composition of the Company's contracts, revenues increased for the nine months ended November 30, 2001 over the same period in the prior year due to the Company's effort to generate more income and find institutions willing to pay for the Company's research efforts. The Company's gross margin for the three months ended November 30, 2001, was $(4,450) compared to $18,459 for the three months ended November 30, 2000. The Company's gross margin for the nine months ended November 30, 2001, was $60,929 compared to $(25,104) for the nine months ended November 30, 2000. The change in gross margin is based on the composition of the Company's contracts as research and development contracts generally have a lower gross margin than equipment sales contracts. The Company continues to closely monitor expenses to minimize all unnecessary operating costs. The Company expects to start receiving royalty payments from the sale of consumer products as described further in this section.

Research and development expenses decreased to $2,366 and $27,181 for the three and nine months ended November 30, 2001 respectively from $17,793 and $51,638 for the three and nine months ended November 30, 2000. This decrease is due the Company's reduced research and development activity.

Selling and marketing expenses increased to $31,028 and $109,189 for the three and nine months ended November 30, 2001 respectively from $27,264 and $92,845 for the three and nine months ended November 30, 2000. This increase is due to the management's efforts to produce an increase in sales and further market the Company's products and technology.

General and administrative expenses decreased to $109,696 for the three months ended November 30, 2001 from $131,363 for the three months ended November 30, 2000. General and administrative expenses increased to $719,550 for the nine months ended November 30, 2001 from $575,089 for the nine months ended November 30, 2000. The increase in general and administrative expenses for the nine month period ended November 30, 2001 is primarily due to the write off of the note receivable and other advances to OxiDyn totaling $200,386. The decrease in general and administrative expenses for the three months ended November 30, 2001 resulted from management more closely monitoring and controlling expenses due to significant cash flow constraints. However, legal and accounting expenses related to being a public company continue to escalate, and new accounting requirements and SEC regulations are being adopted with increasing regularity. These expenses while burdensome are crucial to providing and maintaining a market for the Company's securities. These expenses are expected to increase in fiscal 2002, with other potential increases due to management and human resource requirements for the Company should commercial activities increase, and more funds become available for this use.

Net income from discontinued operations related to the biochemical products business, which was sold in the second quarter and was paid in full in October of 2001, was $16,076 and $23,341 for the nine months ended November 30, 2001 and 2000, respectively. The decrease in net income is due to continuous declining sales of biochemical products, which could be recorded by the Company before the sale of this subsidiary. The Company recorded a gain on the sale of the biochemical products business of $201,530 and $213,539 for the three and nine months ended November 30, 2001, respectively.

The Company recorded net income for the three months ended November 30, 2001 of $30,311, which resulted primarily from the gain on sale of Cyclopss Biochemical Corporation. The loss recorded for the three months ended November 30, 2000 was $179,896. The Company recorded a net loss applicable to common stock for the nine months ended November 30, 2001 of $629,426. The loss recorded for the nine months ended November 30, 2000 was $823,781. The Company continues to incur losses from operations as revenue from product sales, royalties, and consulting are not sufficient to offset the continued cost of operations.

Liquidity and Capital Resources

Cash used in operating activities was $478,995 for the nine months ended November 30, 2001 compared to $1,103,164 for the nine months ended November 30, 2000. This decrease is primarily due to the cash received from the sale of Cyclopss Biochemical Corporation resulting in a gain on sale of $213,539, the $200,386 write-off of receivables from OxiDyn and no common stock issued for services in fiscal 2002 compared to $177,060 in stock issued for services in fiscal 2001. In addition, the Company extended payables in fiscal 2002 while in fiscal 2001 significant efforts were made to pay down outstanding payables.

Net cash provided by financing activities for the nine months ended November 30, 2001, was $413,839. An additional $100,000 was received on a private placement offering related to the proposed acquisition of OxiDyn. The Company also received $278,000 as of November 30, 2001 in connection with a private placement offering of convertible promissory notes at an annual interest rate of 10%. The note holders have the right to convert the principal amount into restricted common shares at the fair market value of the stock on the date of conversion. Approximately $288,000 has been received from this private placement offering as of the date of this filing.

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

Total assets decreased to $215,781 for the nine months ended November 30, 2001 from $315,234 for the year ended February 28, 2001, mainly due to a decrease related to the write off of the notes receivable from OxiDyn and the utilization of assets in operating activities. Total current liabilities decreased to $1,128,453 at November 30, 2001 from $1,354,288 at February 28, 2001, mainly due to the conversion of $500,000 of notes payable to equity by Procter and Gamble, as described earlier in this section, offset by additional net borrowings of $185,000 and an increase of approximately $89,000 in accounts payable and accrued liabilities.

The Company is attempting to generate more cash by way of financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and product sales. Management believes that appropriate funding will be generated and future product sales will result from these opportunities and that the Company will continue operations over the next fiscal year; however, no assurances can be given that sales will be generated or that additional necessary funding will be raised. The Company anticipates it will receive limited royalties from some of its licensed products within fiscal year 2002 and expects the bulk of its revenues to stem from development contracts and product sales. So far this fiscal year, as of November 30, 2001, the Company has negotiated and executed six separate development contracts with Kohler Co., Kaz, Inc., Nelson Laboratories, Pharmacia, Proctor & Gamble and ConAgra. Revenues recorded through November 30, 2001 under the above contracts totaled approximately $150,000. The Company expects future revenues of approximately $275,000 under these contracts. These contracts involve the development of disinfection applications of the Company's ozone technology for consumer and industrial products.

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

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The private Securities litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

1. Successful commercialization of the Company's proprietary technologies and intellectual property;
2.   Market acceptance of the Company's products;
3. Obtaining sufficient additional operating capital in the form of debt or equity;
4.   The existence of an orderly market in the Company's securities;
5.   Increased sales of the various products of the Company;
6.   Continued success in the Company's research and development activities;
7.   Successful completion of strategic alliances;
8. Ability to attract and maintain qualified management, operations and engineering personnel; and
9.   Successful transformation to the Company's new business model.

Subsequent Events

Extension of Convertible Promissory Note

Subsequent to the end of the reporting period the Company began discussions with Procter & Gamble regarding the extension of the February 2002 due date of a Convertible Promissory note in the amount of $500,000 of which Procter & Gamble is the holder. The terms being discussed as of the filing date would call for the Company to pay the interest earned as of the maturity date, and Procter & Gamble extending the due date of the note for up to 18 months. The re-negotiation is being aided in part by Procter & Gamble's interest in commercializing one of the Companies more mature technologies and the anticipation of a resulting Licensing and Royalty Agreement being entered into between the parties. There can be no assurances however that the parties will successfully re-negotiate the terms of the note, nor can there be any assurances that the parties will enter into an acceptable Licensing and Royalty agreement.

Underwriting Letter of Intent

On December 20th, 2001, the Company executed a Letter of Intent for the underwriting of up to $3,000,000 worth of shares of the Company's common stock by Delano Group Securities, LLC., a registered securities broker dealer with primary offices in Chicago, Illinois. The proceeds of the underwriting would potentially be used to fund ongoing operations if needed, and to finance some small acquisitions being entertained by the Company. The underwriting would be subject to the terms and conditions of an Investment Agreement, which as of the time of this filing, has not been constructed nor has it been agreed to by the parties. There can be no assurances that Delano and the Company will successfully negotiate an Investment Agreement acceptable to both parties, nor can there be any assurances a registration of the Company's shares would be allowed effective by the Securities Exchange Commission

PART II - OTHER INFORMATION

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



                                   CYCLO3PSS CORPORATION


Date: January 14, 2002             By/s/ William R. Stoddard
                                   William R. Stoddard
                                   Chief Executive Officer
                                   Principal Executive Officer



Date: January 14, 2002             By/s/ Mondis Nkoy
                                   Mondis Nkoy
                                   Controller, Corporate Secretary
                                   Principal Financial Officer