Form 10KSB
period 2002-02-28
CYCLO3PSS CORP
filed 2002-06-13
CIK 895319

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2002
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 COMMISSION FILE NUMBER 0-22720

                      CYCLO3PSS CORPORATION
   (Name of Small Business Issuer as specified in its charter)

                Delaware                               87-0455642
     (State or other jurisdiction of                (I.R.S. Employer
    Incorporation or organization)                  Identification No.)

7105 South Highland Drive #102
       Salt Lake City, Utah                                 84121
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

     The Issuer's revenues for the fiscal year ended February 28, 2002 were $366,012

     As of May 31, 2002, 40,047,088 shares of the Issuer's common stock were issued and outstanding of which 34,279,360 shares were held by non-affiliates. As of May 31, 2002, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by OTC Bulletin Board) was approximately $4,125,000.

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


Risk Factors

     The following risk factors are inherent in and affect the business of the Company:

     1.  Ability to Continue as a Going Concern.  As a result of the
Company's financial condition, the Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements for the year ended February 28, 2002, with respect to the Company's
ability to continue as a going concern.   The Company's ability to continue in
the normal course of business is dependent upon its access to additional capital and the success of future operations. Uncertainties as to these matters raised substantial doubt about the Company's ability to continue as a going concern at the date of such report. The net loss for the year ended February 28, 2002 was $850,225. In the past the Company has been able to receive funding necessary for its operations through the issuance of convertible debt and common and preferred stock. The Company anticipates a net loss for the year ended February 28, 2003, and with a cash balance of $73,102 at February 28, 2002 and expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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


     3. Future Capital Requirements and Negative Cash Flow. The Company's operations to date have consumed substantial amounts of cash. The negative cash flow from operations is expected to continue during the immediate future. The Company anticipates a need to raise additional funds in order to conduct its operations, develop its products and subsequently to establish manufacturing and marketing licenses and contracts for its products. The Company may seek funding through public or private financing, including equity financing, and through collaborative partnering arrangements. Adequate funds, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or on terms acceptable to the Company and may result in significant dilution to existing stockholders. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, impacting the ability to license these products to third parties for commercialization. The Company's future cash requirements will be affected by the results of research and development, results of relationships with corporate collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory process and other factors.

     4. Lengthy Revenue Cycle. Currently, the Company is focusing the majority of its efforts and financial resources on consumer product development, and licensing of its food processing and laundry system products and technologies as a means of generating revenue. Installing and integrating new laundry systems requires substantial investments by the Company's potential licensees and customers. In addition, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with the Company's senior management, before reaching a sufficient level of confidence in the system's performance characteristics and compatibility with the licensee's or customer's target applications. Accordingly, the Company's products and any licensing arrangements typically require lengthy sales cycles during which the Company may expend substantial funds and management time and effort with no assurance that revenues will result.

     5. Rapid Technological Changes; Dependence on Product Development. The industries in which the Company is engaged are characterized by rapid technological change and evolving industry standards. As a result, the Company must continue to enhance its existing products and develop and manufacture new products and upgrades with improved capabilities, which has required and will continue to require substantial investments in research and development by the Company to advance a number of state-of-the-art technologies. Continuous investments in research and development also will be required to respond to the emergence of new technologies. The failure to develop and market new products, to enhance existing products and arrange appropriate licenses for the products, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's competitors can be expected to continue to develop and introduce new and enhanced products, any of which could cause a decline in market acceptance of the Company's products or a reduction in the Company's royalty streams as a result of intensified price competition.

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

     6. Uncertain Market Acceptance of Products. There can be no assurance that the products created for the Company's customers will gain any significant market acceptance and market share . Market acceptance may depend on a variety of factors, including educating consumers and customers regarding the use of a new product or procedure, or overcoming objections to certain effects of the product. Market acceptance and market share also are affected by the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company's competitors can develop products, gain regulatory approval and reimbursement acceptance, and supply commercial quantities of the product to the market are expected to be important factors in market acceptance and market share. The failure to gain market acceptance of products could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

     8.  Product Recalls.   If a device that is designed by the Company is
found to be defective, whether due to design or manufacturing defects or improper use of the product, the device may need to be recalled, possibly at the Company's expense even though the Company may not be the manufacturer. Furthermore, the adverse effect of a product recall on the Company might not be limited to the cost of a recall. For example, a product recall could cause a general investigation of the Company by applicable regulatory authorities as well as cause other customers to review and potentially terminate their relationships with the Company. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues, and a diminution of the Company's reputation, each of which would have a material adverse effect on the Company's business, results of operations, and financial condition.

     9. Risk of Product Liability. The manufacture and sale of products entails an inherent risk of product liability although it is the Company's intent to pass that liability on to its manufacturing and marketing licensees when appropriate. The Company does maintain product liability insurance with limits of $1,000,000 per occurrence and $2,000,000 in the aggregate. There can be no assurance that such insurance is adequate to cover potential claims or that the Company will be able to obtain product liability insurance on acceptable terms in the future, or that any product liability insurance subsequently obtained will provide adequate coverage against all potential claims. A successful claim brought against the Company in excess of its insurance coverage, or any material claim for which insurance coverage was denied or limited, could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the Company generally provides a design defect warranty and in some instances indemnifies its customers for failure to conform to design specifications and against defects in materials and workmanship. While there have been no warranty claims to date, any substantial claim against the Company under such warranties or indemnification could have a material adverse effect on the Company's business, results of operations and financial condition.

     10. Significant Industry Competition. The markets for the products the Company currently offers and will offer in the future, are and will be, highly
competitive.   Numerous manufacturers and distributors, and retailers compete for customers throughout the United States and internationally in these industries. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with its more established and better capitalized competitors.

     11. Government Regulation. All of the Company's operations are subject to a variety of governmental regulation just as all companies are subject to governmental regulation. The Company's food processing and safety systems are regulated by the United States Department of Agriculture ("USDA") and its Food Safety Inspection Service ("FSIS") division as well as the Food and Drug Administration ("FDA") and other federal, foreign and state regulatory agencies. Domestic and foreign government regulatory and certification authorities may delay or prevent product introductions and may require additional studies or tests prior to product introduction.

     12. Patent Protection. The Company's patent and trade secret rights are of material importance to the Company and its future prospects because the Company relies on these rights to protect proprietary technology. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by the Company, it would be costly for the Company to enforce its rights in an infringement action and would divert funds and other resources from the Company's operations. Furthermore, no assurance can be given that the Company's products or processes will not infringe any patents or other intellectual property rights of third parties. If the Company's products or processes do infringe the rights of third parties, no assurance can be given that the Company can obtain a license from the intellectual property owner on commercially reasonable terms or at all.

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


     13. Dependence Upon Key Personnel. The Company's success is dependent upon numerous factors including the active and continued participation of its management team. The loss of services of current management, for any reason, would have a negative impact on the future success of the Company. The Company has no key man insurance on its officers and directors. Furthermore, there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company's continued expansion into areas and activities requiring additional expertise, such as regulatory compliance, manufacturing, monitoring and distribution of ozone systems is expected to place increased demands on the Company's resources. The Company's activities are expected to require additional personnel with expertise in these areas and the development of additional expertise by existing personnel. The failure to acquire or retain such personnel, or develop such expertise, could adversely affect the prospect for the Company's success.

     14. Research and Product Development Test Results. The Company has achieved a significant reduction in the incidence of certain bacteria (E.coli and Salmonella) and other pathogens in its laboratory and product development tests of its sterilizers and produce wash systems. In addition, the Company has achieved significant operations efficiencies, including reductions in chemical usage, hot water usage, power usage, and enhanced cleaning results in installed systems and on-site tests of its ozone laundry systems. Some of these results were obtained in controlled research and development environments and/or on-site tests conducted under somewhat controlled circumstances. While the Company believes that the test results are accurate, comparable results may or may not necessarily be obtained when the technology and products are used in a consumer or industrial environment.

     15. Dependence on Developing and Maintaining Collaborative Relationships. The Company's strategy for the development and commercialization of certain of its products and services includes entering into various collaborations with corporate partners, licensors, licensees and others. There can be no assurance that the Company will be able to negotiate collaborative arrangements in the future on acceptable terms, if at all, or that such arrangements will be successful.

     16.  Authorization of Preferred Stock and Anti-Takeover Effect Risk:
The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company's Convertible Preferred Stock and Common Stock. Also, the voting power and percentage of stock ownership of the shareholders of the Company's outstanding capital stock can be substantially diluted by such preferred stock issuance.

     In addition, the issuance of such preferred stock may have the effect of rendering more difficult or discouraging an acquisition of the Company or changes in control of the Company. There can be no assurance that the Company will not issue preferred stock in the future. Other than the authorization of "blank check" preferred stock, the Company does not have any other provisions in the Company's Certificate of Incorporation, Stock Option Plans, and/or Employment Agreements that may have an anti-takeover effect. The issuance of preferred stock with anti-takeover provisions may discourage bidders from making offers at a premium to the market price.


     17. General Factors. The Company's business may be affected from time to time by such matters as changes in general economic, industrial and international conditions; change in tax laws and tax rates; changes in prices and costs; and other factors of a general nature which may have an adverse effect on the Company's business. The Company currently does not have a disaster recovery plan in effect, and is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunication failures and other events. A disaster could severely harm the business if the business is interrupted for an indeterminate length of time.

                              PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Cyclopss Corporation (the "Company") historically has been engaged in a fully integrated business model providing the design, manufacturing, assembly, sales and installation of ozone application technologies and processes. The Company's principal technology provides an alternative to address food safety and sanitation concerns, healthcare sanitizing, and laundry disinfection and efficiency. Ozone technology is proven to reduce microbial counts on most products without the potential for the organisms to develop immunity or resistance and without leaving residual chemical contaminants. Laundry systems using ozone technology enable users to reduce costs associated with labor, water, energy, chemical, textile replacement and wastewater.

     Since September 11, 2001, the Company has responded to a number of requests for proposals from agencies of the Federal government, submitting proposals for its ozone systems to inactivate anthrax and other biological pathogens in general. The Company has written four proposals to the Department of Defense and has begun the process of seeking registration of an ozone biological decontamination chamber, an Eco Wash laundry, and an aqueous ozone wash down system with the EPA Office of Solid Waste and Emergency Response for use against anthrax.

     In 2001, the Company changed its business model to include the licensing of proprietary technologies to partners who have resources and infrastructures better suited to successfully commercialize certain of its technologies or products. The Company intends to reduce the historical emphasis on the fully integrated model of design, manufacturing, assembly and sales of applications of its ozone technology to a model that emphasizes licensing, partnering or creating strategic alliances with other entities, and managing manufacturers of its products for sale through distribution or private label.

     As an example of the revised strategy, the Company entered into a Technology Licensing Agreement with Consolidated Stills and Sterilizers of Boston, MA. The agreement licenses the ozone medical instrument sterilization technology developed and patented by the Company for an initial licensing fee and future royalties. The Company anticipates negotiating like arrangements on other of its proprietary technologies when the circumstances are beneficial.

     Historically, revenues and cash flow from operations have not been sufficient to support the significant direct and allocated overhead costs. These costs include substantial research and development, design, manufacturing, installation, services, sales, personnel, organizational and other costs associated with a fully integrated business model. The Company believes that its new business model provides for more efficient operations that will conserve cash and management time. The Company also believe this action will promote more rapid market entry and acceptance of its technology through the utilization of the strengths and existing infrastructures of other industry product providers wherein the Company's component becomes an incremental cost of the product's sale and support. This model is designed to allow the Company access to revenues generated through licensing and royalty streams, while keeping the overhead low and the valuable human resources focused.

Ster-O3-ZoneTM Products

     The Company has developed technologies and products it believes may be effective alternatives to current methods of sterilizing and sanitizing medical instruments and devices. Ster-O3-Zone is a trademarked name that includes a series of products developed for the medical and pharmaceutical industries.

     The Company spent approximately six years researching, developing and constructing pre-production prototypes of the Ster-O3-Zone medical sterilizer. The Company, on January 6, 1995, submitted a 510(k) Pre-market Notification application to the Food & Drug Administration ("FDA"). The FDA accepted the application for review and began the customary process of requesting additional information for evaluation. In late fiscal 2000, the Company entered into a technology licensing agreement with Consolidated Stills and Sterilizers of Boston, MA. The agreement licenses the ozone medical instrument sterilization technology developed and patented by the Company for use in Ster-O3-Zone 100, which is its ozone based gas sterilization technology.

     The terms of the license agreement include an initial licensing fee of $100,000 and ongoing royalties of 3% of gross revenues, once Consolidated Stills and Sterilizers (CSS) has completed development and is generating revenue from its technology. Under the terms of the license agreement, the license fee paid by CSS can be offset against royalties due to us, thus the initial license fee has been deferred and will be recognized as revenue as royalties become due. In addition, CSS contracted with the Company to produce an eight cubic foot prototype ozone sterilizer using CSS's standard model sterilization vessel. This prototype serves as an initial test bench for development and validation of CSS's new product application to the FDA. CSS is finalizing the application of this technology to their commercial products.

     In 2001 the Company developed two new Ster-O3-Zone systems. An ozone laboratory cart sanitizer developed for an FDA-registered laboratory provides an effective and economical alternative to current technologies. A high purity, high level disinfection system developed for Pharmacia Corporation will disinfect drug fill lines where the drug efficacy was affected by residuals of conventional high level disinfectants. Both systems have met their biocidal objectives against Bacillus spores and have been delivered to the customers. They will undergo testing trials at the customer's facilities and the data will be shared with the Company for its marketing efforts.

Eco WashTM Products

     In 2001, the Company entered into a contract with a major laundry chemical partner to develop a commercial ozone laundry system based on a 65-lb washer/extractor manufactured by Alliance Laundry Systems. This size of laundry equipment represents the major sales category of machines with customers in the hotel, nursing home and institutional markets. This Eco Wash system has been installed in a Marriott hotel in Cincinnati and is being evaluated by the partner as a potential new commercial market initiative.

     Under contracts with the US Navy, the Company installed Eco Wash ozone laundry equipment for two washer/extractors in San Diego in the year ended February 29, 2000 and one system in Pearl Harbor during the year ended February 28, 2001. As a result of the performance of these Eco Wash systems, this past year the Eco Wash system was included in the Joint Service Pollution Prevention Opportunity Handbook. This Handbook was designed to identify available "off-the-shelf" pollution prevention technologies and process changes that will reduce the amount of hazardous waste and solid waste being generated at joint service industrial facilities. The Company expects that there will be opportunities for additional Eco Wash installations in 2003 as well as possible opportunities to evaluate the technology for shipboard laundry applications.

     In February 2002, the Company teamed with the Eco Wash Navy customer to submit a proposal to the Strategic Environmental Research and Development Program (SERDP) for an ozone based process for cleaning metal parts. The ozone process will be a replacement for chlorinated solvent based cleaning methods that are environmental hazards. Should the bid be successful, an award will be made in January 2003.

Eco PureTM Products

     During the current fiscal year, the Company worked on projects applying ozone to the sanitizing of turkey, beef, and pork carcasses, as well as brine used in cured meat products. A pilot scale test was conducted at a turkey plant and a comparison was run against a conventional chlorine treatment. Initial results showed that low levels (5 ppm) of ozone performed better overall than the higher levels (30 ppm) of chlorine. A full scale, high level (10 ppm) ozone level system was designed and proposed to be installed in 2003 for longer term tests.

     The Company believes that certain conditions exist which create an opportunity for ozone as a new alternative to current sterilization methods, as follows:

      * The Food and Drug Administration (FDA), in coordination with the USDA, issued a final rule effective June 26, 2001. The FDA is amending the food additive regulations to provide for the safe use of ozone in gaseous and aqueous phases as an antimicrobial agent on food, including meat and poultry. [21 CFR Part 173]

      * The USDA's Food Safety and Inspection Service issued a final rule on Jan. 9, 2001, to limit the amount of water retained by raw, single-ingredient meat and poultry products. Under the new regulations, raw, single-ingredient meat or poultry products will not be permitted to retain water unless the establishment producing the product can show that the amount of water retained is an unavoidable consequence of a process used in meeting applicable food safety requirements, such as the Salmonella performance standards. This rule will allow beef, pork, and lamb processors to use water based sanitation methods only available to poultry producers in the past. Although the effective date has recently been postponed from January 9, 2002 to January 9, 2003, the trend is favorable for the application of aqueous ozone.

     In addition to the specific rulings, the Company believes a number of related actions will create an opportunity for new alternatives to current sanitation methods, such as:

      * New regulatory pathogen reduction standards for Salmonella set forth in the PR/HACCP regulations [9 CFR 381.94]


      * The food activist groups Center for Science in the Public Interest and S.T.O.P. (Safe Tables Our Priority), exemplify public organizations pushing for tougher standards on food borne pathogens.

      * Agricultural Secretary Ann Veneman's announcement (Dec. 18, 2001) that USDA inspectors will test for Salmonella and close plants that do not meet food safety requirements.

     Consumers and food producers and processors both large and small are searching for new technologies to address food safety and sterilization concerns. Both consumers and food processors, which have relied heavily on chlorination and other chemicals to decontaminate foods and household items, are being forced to consider alternatives to chlorine and other toxic chemicals. Ozone products offer a lower cost and more environmentally friendly and consumer accepted form of decontamination and sterilization than many other chemical treatments and irradiation.

     During the year ended February 28, 2001, the Company owned two active wholly-owned subsidiaries, Cyclopss Medical Systems, Inc. and Cyclopss Biochemical Corporation, which was sold as described below. Although they remain legal entities, the three inactive wholly owned subsidiaries, EcoPure, Inc., Cyclopss Laundry Systems, Inc. and Cyclopss Wastewater Systems, Inc., in an effort to conserve cash and minimize management involvement, all operations, product development, sales, management and other activities of these three subsidiaries have been combined under the only active wholly owned subsidiary, Cyclopss Medical Systems, Inc.

     On June 15, 2001, the Company entered into an asset purchase and sale agreement with Paragon, LLC (Paragon). The Principals of Paragon were the employees of Cyclopss Biochemical Corporation. The purchase price was $285,000, which was established as the fair value for the Company, and
approved by the Board of Directors.   The Company received $30,000 as a down
payment and financed the balance of $255,000 over five years, at 8% interest, secured by Paragon's assets.

     The terms of the sale agreement allowed for a discount in the purchase price of $50,000 or $40,000 if all amounts due under the note receivable, less the purchase price discount, were paid prior to September 1, 2001 or December 31, 2001, respectively. During the year ended February 28, 2002 the Company received a total of $235,000 from Paragon in connection with this sale, and recorded $213,539 as a gain on the sale of the biochemical products business.

     The biochemical products business has been accounted for as discontinued operations and accordingly, the results of operations are segregated from continuing operations in the accompanying 2002 and 2001 statements of operations. Revenues, operating costs and expenses, other income and expenses of this business have been reclassified to discontinued operations.

Research and Development Activities

     A strategic plan and corporate partners drive Cyclopss' research and development program. Objectives of the research with respect to applications of ozone technology are to develop new product concepts, demonstrate ozone's disinfection efficacy and determine the conditions for ozone's safe and optimum application.

     Ozone research is conducted on new product developments identified by customers or by the Company, and that represent the Company's market focus - consumer products and commercial medical, food and laundry systems. For many customer research and development projects, the Company has signed non-disclosure agreements that prevent it from revealing the customer's name, location, and, in some cases, their product. In determining the efficacy of ozone, indicator microorganisms are used to monitor the effect of ozone compared to current practices. Once biocidal efficacy has been demonstrated and the ozone delivery process optimized, an engineering model prototype for an ozone product is delivered to the customer for them to manufacture and a royalty arrangement is negotiated. Alternatively, the customer is presented with the research results along with a proposal for a pilot project to be implemented in their facility.

     Since implementation of the new business model to perform contract research and development and license ozone technology, the Company has developed several products for customers including the Otres Toothbrush and Sponge Sanitizers and a disinfection system for a medical device.

     The Toothbrush and Sponge Sanitizers were originally developed in collaboration with Otres, LLC (Otres), and with Procter & Gamble as a marketing and product development partner. However, Otres has not performed as originally envisioned in the Company's license agreement. Otres has experienced problems manufacturing the products and has failed to reach expected production levels. The Company continues to seek alternatives to realize the full revenue potential offered by the Otres products.

     The Company is currently negotiating with Otres to purchase inventories of unassembled parts for the Toothbrush and Sponge Sanitizers, and intends to assemble and market the products after completion of the purchase.

     Contract research and development projects contributed directly $172,508 and $87,847 of total revenues for the years ended February 28, 2002 and February 28, 2001, respectively. Technical accomplishments this past year in Research and Development include:

      * Development of Kitchen and Bath Ozone Products: Cyclopss was engaged by a leading supplier of kitchen and bath appliances to develop two products. Prototypes have been built and tested against the customer's criteria and all original specifications met. The customer is evaluating additional requirements and further changes may be required to meet the new requirements.

      * Development of Self-Sanitizing Humidifier Product: Cyclopss was engaged by one of the largest suppliers of home humidifiers to develop an ozone system to sanitize the humidifier reservoir. Prototypes have shown that ozone will destroy the common bacteria known to cause "humidifier cough" and has potential to destroy fungus linked to sinusitis.

      * Applications for Kobelco D-Ozone System: Cyclopss was selected by Schreck, Inc. and Kobelco to be the exclusive ozone partner for the D-Ozone system for North America. Cyclopss will work with potential

        D-Ozone customers to conduct feasibility tests and design applications. Unlike conventional methods, the D-Ozone system creates dissolved ozone directly in water through an electrolysis process. Aqueous ozone levels achieved with this method are three times or more greater than those obtained from dissolved ozone gas. In addition, no high-concentration ozone gas is produced that subsequently has to be dissolved in the water, thereby eliminating a potential hazard. Precious metal catalysts are used in the D-Ozone electrolysis cell, unlike some competing equipment that uses lead and raises concern for lead contamination of the ozonated water and food. Cyclopss developed a design for a turkey carcass washer using the D-Ozone system and demonstrated 99% reduction of E. coli and Salmonella bacteria. This system application addresses a major problem with Salmonella contamination in ground turkey and was successfully tested in 2002 by a major turkey producer.

     The Company's research and development organization consists of a microbiologist and an electrical engineer under the direction of the Company's President, Dr. Durand Smith. Two of the staff have also earned their Ph.D.s in physics. The Company incurred $27,231 in research and development expenses during the fiscal year ended February 28, 2002 compared to $67,055 during the fiscal year ended February 28, 2001. The reduction of research and development expenses was due to cash constraints together with the redirection of the Company's efforts to find strategic partners willing to fund the majority of the Company's research and development efforts and license the developed application under royalty arrangements.

Manufacturing

     The Company's strategy is that its proprietary technologies become an integral part of products produced, manufactured, and commercialized by its strategic partners or manufactured by contractors directly for the Company. The Company currently assembles and tests each of its proto-type products in-house or at the time of assembly in the field. In certain instances, the Company relies on outside vendors for various parts and subassemblies and does not intend to be a basic manufacturer. The Company derives income from royalties on products it develops and from products manufactured by third parties. In selected cases, Cyclopss will derive income from products manufactured under contract and providing these products with a private label or the Company's own brand to strategic partners or directly to distributors.

Competition

     The Company's ozone-based food safety systems and laundry systems compete directly with chlorine and other chemical and physical treatments. The Company's ozone systems have shown the ability to reduce operating costs, including water, power and chemical usage as well as residual chemical contamination that many other food washing and laundry systems generate. Chlorine based systems are used extensively throughout food processing and textile washing. However, scientific research demonstrates that chlorine is becoming less effective in destroying certain microorganisms, such as Cryptosporidium, and that chlorine can potentially leave a carcinogenic residual of trihalomethanes. Furthermore, extensive use of chlorine has caused ground water contamination in certain areas. Other competitive treatment methods in food are irradiation, high pressure lactic and citric acid, hydrogen peroxide, propylene oxide, ethylene oxide, methyl bromide, pasteurization and steam pasteurization.

     The Company's specialty consumer products for sanitizing toothbrushes and kitchen sponges are unique products with limited markets and fragmented competition. The Company believes that there may be other competitors developing similar products and processes. Emjoi, manufactured by Soft Lines, Ltd., is a toothbrush sanitizer that uses ultraviolet light. The Emjoi retails at a higher price and has the potential to expose users with harmful UV rays. The Sila toothbrush sanitizer uses ozone but operates on batteries, thus suggesting a significantly lower output ozone generator, and hence, less efficacy at pathogen reduction. A Sila sponge sanitizer appears to use a higher power ozone generator. Neither Sila product makes microbial reduction claims, nor does the toothbrush sanitizer have FDA approval, which the Otres model does.

     The Company's laundry product systems are in competition with several small producers of ozone washing systems. These competitors have changed rapidly over the years and presently include Agrimond, EnviroClense, and Industrozone, among others. The Company believes that these competitors are also small, early stage enterprises. The Company believes that its research and development activities over the past nine years, its intellectual properties, as well as its newly adopted business model will give the Company a competitive advantage in those markets targeted.

     The Company's commercial food processor systems are in competition with several large European companies that made recent entries in the US market. These include Air Liquide and British Oxygen Company. The Company successfully competed with these companies on a recent ozone application and believes the Company's research and development and the D-Ozone technology to be superior to its competitors.

Proprietary Technology, Patents, and Trademarks

     The Company has developed technologies that it believes will enable it to offer effective ozone laundry and food washing systems, as well as support product development in certain other disinfection and sterilization applications. The Company's gas sterilization technology has been developed around an ozone generation technology acquired by the Company in January 1994. Utilizing such ozone generation technology as the "core" for the development of the Company's ozone products, the Company has engineered technology applications with various components and modules. The Company has and will continue to seek patent protection for various components, technologies, and systems it develops when appropriate, and will attempt to protect other components, technologies and systems through trade secret protection.

Patent Applications. To date, the Company has filed sixteen patent applications with the United States Patent and Trademark Office. As of February 28, 2002, twelve of these patents have been granted, three of the patents are still pending, and one of the submissions has been denied by the Patent Office and the Company has decided not to resubmit that application. The patent submissions relate to various component parts or technologies used in the Company's sterilization, laundry products, food processing, and consumer products.

     The twelve patents granted and grant dates are identified as shown in the following list:

                         Title                              Grant Date

     1. Method for Producing Ethynylated Aromatic Compounds 05-12-1987
     2. Laundry Transfer and Counting Apparatus             07-18-1989
     3. Ozone Generator                                     09-08-1992
     4. Ozone Sterilization System Secondary Safety Chamber 11-30-1993
     5. Limited Restriction Quick Disconnect Valve          01-25-1994
     6. Ozone Sterilization System Spent Agent Destruct.    08-02-1994
     7. Ozone Sterilization Vapor Humidification Component  09-06-1994
     8. Fluid Chemical Biocide                              04-04-1995
     9. Laundry Ozone Injection System                      05-06-1997
     10. Cold Water Ozone Disinfection                      11-30-1997
     11. Cold Water Wash Formula                            12-28-1999
     12. Cold Water Disinfection of Foods                   03-13-2001

     Foreign patent proceedings, where applicable, have been initiated for patents that have been granted in the United States.

     The currently pending patent applications are identified and dated as shown in the following list:

                         Title                             Application Date

     1. Porous Material Disinfection Method                  01-14-2000
     2. Method for optimizing ozone production in a corona
        discharge ozone generator                            01-12-2001
     3. High Purity, High Level Disinfectant for Clean Rooms 02-08-2002

Trademarks. The Company has filed trademark applications with the United States Patent and Trademark Office for the trademarks "STER-O3-ZONETM", "Eco-PureTM", "VAC Soil Counting SystemTM", and "Eco-WashTM". All of these applications have been allowed but the trademarks have not yet been issued. Other trademark applications such as "Retr-O-ZoneTM", "SteroxTM", "Ozo-CleanTM" and "Zono-ChemTM" have been abandoned or rejected. Ecolab, Inc. has initiated a legal proceeding against the Company's use of the trademarks that use "Eco" as part of the mark. At this point, the proceeding is in the discovery phase and in the opinion of the Company's counsel there is little merit to their case. Furthermore, Ecolab, Inc. is investigating the purchase of the Company's "Eco-WashTM" trademark.

     All of the Company's intellectual properties as outlined above were used as collateral in the issuance of the Secured Convertible Loan Financing the Company received from Procter & Gamble in February 2000. There is additional information regarding the terms of this transaction under Liquidity and Capital Resources.

Employees

     The Company employed four full-time employees as of May 30, 2002. None of the employees are covered by a collective bargaining agreement. The Company has no retirement or post-employment benefit plans for its employees. All of the Company's employees are located in the United States.

ITEM 2.  FACILITIES

     The Company leases 500 square feet of office space at 7105 South
Highland Drive, Suite #102, Salt Lake City, Utah 84121. The lease expires March 1, 2003 and requires monthly lease payments of $560. In addition to the Salt Lake location, the Company's research and development division, under the direction of Dr. Durand Smith, the Company's President, currently leases approximately 2,000 square feet of space at 2709 Vassar PL NE, Suite C, Albuquerque, New Mexico 87107. The lease expires in February 2003. It requires monthly lease payment of $1,320 through February 2002, and $1,370 thereafter.

ITEM 3.  LEGAL PROCEEDINGS

     Mifal Klita, et al. During the period from May through August 1996, the Company sold its Series "B" preferred stock in a private placement offering to certain investors pursuant to the provisions of Securities and Exchange Commission Regulation S. One of these investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of Series "B" preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, in September 1999, entitled Mifal Klita to the conversion of the Series "B" preferred shares into unrestricted common stock of the Company plus shares for legal fees and other provisions stated in the original agreement, which was fully paid by December of 2001.

     Other than the item mentioned above, the Company is not aware of any other legal actions or outstanding or asserted or unasserted claims against the Company.

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

                 Year Ended           Year Ended            February 28, 2002
              February 28, 2001    February 28, 2002      Through May 31, 2002

               High      Low          High      Low          High      Low

First Quarter  $1.50    $ 0.27       $ 0.19    $ 0.09      $ 0.20      $ 0.12
Second Quarter  0.80      0.25         0.41      0.12
Third Quarter   0.48      0.11         0.49      0.13
Fourth Quarter  0.25      0.11         0.27      0.16


Holders

     The number of holders of record of the Company's common stock as of May 31, 2002 was 456. The Company believes the actual number of beneficial shareholders exceeds 2,000. There are numerous shareholders that hold the Company's common stock in the "street name" of their various stock brokerage houses.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     The Company is engaged in the licensing, manufacture, sale and installation of ozone food processing products, ozone washing and laundry sorting and counting systems for commercial and institutional laundries, and research and development of technologies for the sterilization and/or disinfecting of certain consumer products.

     The Company believes that its technologies and product lines offer cost effective, energy efficient, environmentally benign alternatives for cleaning and disinfecting products and systems. The Company believes that its technologies are easily scalable from consumer appliances up through industrial systems. The products provide systems to address food safety, particularly microbial reductions on meat and poultry, and fruits and vegetables. Additional products that the Company offers enable manufacturers to eliminate microbial build up in and on plant equipment. Other ozone-related products the Company markets to commercial and institutional laundry operators enable users to reduce costs associated with labor, water, energy, chemicals, and wastewater disposal. The Company has developed consumer product prototypes ranging from the sanitization of kitchen sponges and toothbrushes, to counter top drinking water processors and food sanitizers.

     On June 15, 2001, the Company entered into an asset purchase and sale agreement with Paragon, LLC to sell primarily all of the assets of Cyclopss Biochemical Corporation, a wholly owned subsidiary. The principals of Paragon, LLC were the employees of Cyclopss Biochemical Corporation. During the year ended February 28, 2002, the Company received a total of $235,000 from Paragon, LLC in connection with this sale, and recorded a gain of $213,539 on the sale of the biochemical products business.

     The Company entered into a Convertible Secured Loan for $ 1,000,000 with Procter & Gamble in the year ended February 28, 2001, that is further described in the following Liquidity and Capital Resources section. Under the terms of the loan agreements, the Company is subject to various covenants, including maintaining minimum liquid assets in the form of cash or marketable securities of $100,000. At February 28, 2002 and subsequent to that date, the Company is in default with the minimum liquid assets covenant and, therefore, the loan may be called at any time. Proctor & Gamble has and is fully apprised of the Company's inability to comply with the loan agreement and, while their can be no assurances that they will continue to do so, as of the date of this filing has made no attempt to hamper the operations of the Company or call the loan in default.

     The Company has engaged in several diverse development and testing contracts with departments of Proctor & Gamble and anticipates moving towards the commercialization of certain of the Company's industrial products. Under the terms of the Company's loan agreements, Proctor & Gamble has been granted an exclusive right of first refusal for the licensing of all current and future technologies of the Company. Under that right of first refusal, the Company submitted four separate technology ideas or product concepts to Proctor & Gamble during the reporting period. Of the four, the Company's commercial Eco Wash(tm) cold-water laundry system was presented to the Commercial Products Group at Proctor & Gamble and the Company is negotiating with Proctor & Gamble for their participation in the commercialization effort. The other three products have been declined by Procter & Gamble as of the date of this filing.

     The Company is not able to disclose all of the development partners and/or the products currently being developed due to the restrictions of its confidentiality agreements. The Company's partners are of the opinion that they would be harmed should their competitors and the public prematurely know their interest in the technologies and the product concepts in general.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("Statement 141"). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. The Company does not expect the adoption of Statement 141 will have a significant impact on its financial statements.

     Also in July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets other than goodwill must be amortized over their estimated useful lives. The provisions of Statement 142 are effective for fiscal years beginning after December 15, 2001. The Company reviews its intangible assets and goodwill for impairment pursuant to this Statement. The Company does not expect the adoption of Statement 142 will have a significant impact on its financial statements.

     In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company reviews its long-lived assets in accordance with this statement.

Critical Accounting Policies

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

Revenue Recognition

     Revenue for product sales is recognized upon shipment, or in the case of washing and laundry systems, under the percentage of completion method if it involves a long-term contract, otherwise revenue is recognized at the time of shipment. The Company also provides certain services on a time and materials basis.

     Deferred revenue is comprised of prepaid license fees received from the license of certain of the Company's technologies. Revenues from license and royalty fees are to be recognized and credited as the licensed technology systems are sold.

Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Assets acquired pursuant to capital lease obligations are amortized over the assets' estimated useful lives. Leasehold improvements are amortized over the lesser of the estimated useful lives or the remaining lease term. Maintenance and repairs are expensed as incurred.

Intangible assets

     Intangible assets consist primarily of patents that are recorded at the lower of cost or their net realizable value. Acquired and developed patents are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining stated life of the patent. Accumulated amortization for acquired and developed patents was $56,204 and $370,715 at February 28, 2002 and 2001, respectively.

Impairment of Long-Lived Assets

     The Company reviews long-lived and intangible assets for impairment whenever events or circumstances indicate the carrying value of an asset may not be recoverable. Based on the Company's review there has been no impairment of long-lived or intangible assets during the years ended February 28, 2002 and 2001.

Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and notes attached hereto. Included in the Company's consolidated financial statements are the Company's recurring losses from operations and periodic cash flow difficulties, which raise substantial doubt about its ability to continue as a going concern.

     The Company's sales during the year ended February 28, 2002, were $366,012 compared to $188,714 for the year ended February 28, 2001, an increase of $177,298 or 94%. This increase is due to the Company's efforts to generate more income, as well as successful consulting and product development agreements with various strategic partners.

     Cost of sales increased to $232,160 for fiscal 2002 from the previous year's cost of sales of $199,097, an increase of $33,063 or 17%, despite the 94% increase in sales. This disparity is due mainly to the elimination of service personnel in an overall effort to reduce costs, and execution of the Company's new business model.

     Research and development expenses decreased to $27,231 for fiscal 2002 from $67,055 for the previous year, a reduction of $39,824 or 59%. This decrease is due to the Company's efforts to reduce research expenses and obtain strategic partners willing to fund research related costs. The Company believes it is necessary to increase research and development efforts for fiscal 2003, whether on a contract basis or from its own resources as available, in order to complete the development and commercialization of its food processing and consumer products.

     Selling and marketing expenses increased to $132,533 for fiscal 2002 from $114,702 for the previous year, an increase of $17,831 or 16%. The increase in marketing efforts was essential in order to present opportunities to various strategic partners. Management believes that it is critical to periodically support and supplement its sales efforts through advertising, public relations and trade-show participation when sufficient funds are available.

     General and administrative expenses increased to $849,085 for fiscal
2002 compared with $749,011 for the previous year, an increase of $100,074 or 13%. The increase in general and administrative expenses for the year ended February 28, 2002 is primarily due to the write off of the note receivable and other advances to OxiDyn totaling $200,386. Management is more closely monitoring and controlling expenses due to significant cash flow constraints. However, new accounting requirements and SEC regulations are being adopted with increasing regularity. These expenses, while burdensome, are crucial to providing and maintaining a market for the Company's securities. These expenses are expected to increase in fiscal 2003, with other potential increases due to management and human resource requirements for the Company should commercial activities increase, and more funds become available for this use.

     Net income from discontinued operations related to the biochemical products business as discussed earlier was $16,076 and $40,090 for the years ended February 28, 2002 and 2001, respectively. The decrease in net income is due to continuous declining sales of biochemical products, which could be recorded by the Company before the sale of this subsidiary. The Company recorded a gain on the sale of the biochemical products business of $213,539 for the year ended February 28, 2002.

     The Company suffered a net loss attributable to common stockholders for fiscal 2002 of $850,225, or $0.02 per share as compared to $1,132,855, or $0.04 per share for fiscal 2001. The decrease in the net loss and net loss per share is attributable to a significant decrease of costs and expenses, primarily legal settlement expense, as all outstanding litigation against the Company was settled. The Company anticipates that it will operate at a loss for the year ending February 28, 2003.

Liquidity and Capital Resources

     As of the date of this filing, the Company has sustained significant net losses which have resulted in an accumulated deficit at February 28, 2002 of $21,110,725, and has experienced periodic cash flow difficulties, all of which raise substantial doubt about the Company's ability to continue as a going concern.

     Cash used in operating activities was $618,035 for the year ended February 28, 2002 compared with $1,097,574 for the year ended February 28, 2001. This decrease is primarily due to the Company's efforts to control costs, the cash received from the sale of Cyclopss Biochemical Corporation resulting in a gain on sale of $213,539, and the $200,386 write-off of receivables from OxiDyn. In addition, the Company extended payables in fiscal 2002, while in fiscal 2001 significant efforts were made to pay down outstanding payables.

     Total assets decreased to $192,071 for the year ended February 28, 2002 from $315,234 for the year ended February 28, 2001, primarily due to the write off of the OxiDyn receivable and decreases in fixed assets and patents.

     Total current liabilities decreased to $1,129,429 at February 28, 2002 from $1,354,288 at February 28, 2001 due primarily to the Proctor & Gamble note payable, which decreased from $1,000,000 in the prior year to $500,000 for February 28, 2002, as explained further in the following paragraph.

     During the year ended February 28, 2001, the Company entered into a Convertible Secured Loan for $ 1,000,000 with Procter & Gamble that provided funds of $250,000 in the fourth quarter of fiscal 2000 and $750,000 in the second quarter of fiscal 2001. The loan accrued interest at 8% and is collateralized by a first security interest in all of the Company's intellectual properties and was due on or before February 28, 2001. The loan agreement granted a conversion right to Proctor & Gamble allowing for the conversion of all or any part of the outstanding loan, including all or any part of interest due, into shares in the Company's common stock at anytime during the term of the loan, and at the sole discretion of Proctor & Gamble. The Company recognized its inability to repay the loan by the end of its third quarter, notified Proctor & Gamble, and negotiated a revised loan agreement. On February 4, 2001, the Company entered into a Conversion and Amendment Agreement with Proctor & Gamble that extended the due date for a portion of the loan amount equal to $500,000 to February 28, 2002, and a conversion of the remaining $500,000 loan principal into 500,000 shares of Series "E" convertible preferred stock, which occurred in March 2001. In February 2002, Procter & Gamble extended the due date of the $500,000 loan note for 18 months to August 28, 2003. All interest due and payable as of February 28, 2002, has been included in the new principal balance of $575,000. The re-negotiation was aided in part by Procter & Gamble's increasing interest in commercializing one of the Companies more mature technologies and the anticipation of a resulting licensing and royalty agreement being entered into between the parties. There can be no assurances however that the parties will successfully enter into an acceptable licensing and royalty agreement, nor can there be any assurances that the Company will be able to service the loan or pay the interest when due.

     Under the terms of the loan agreements, the Company is subject to various covenants, including maintaining minimum liquid assets in the form of cash or marketable securities of $100,000. At February 28, 2002, and subsequent to that date, the Company is in default with the minimum liquid assets covenant and, therefore, the loan may be called at any time.

     Common shares issued and outstanding for February 28, 2002 were 38,616,400, compared to 30,352,826 for the prior year. Common shares increased from the prior year by 638,770 shares and 673,292 shares due to the exercising of warrants and stock options, respectively, and 378,205 common shares were issued for services. Additionally, 646,153 common shares were issued in fiscal 2002 for cash, and 974,359 common shares were issued on the conversion of a stock subscription. Further, 4,035,855 common shares were issued upon the conversion of Series "B" to common shares.

     Net cash provided by financing activities was $575,744 for fiscal 2002. This amount compares to $1,150,699 for fiscal 2001. The decrease in funds received were primarily related to $750,000 in proceeds received related to the note payable to Proctor and Gamble in fiscal 2001. In fiscal 2002, an additional $100,000 was received on a private placement offering related to the proposed acquisition of OxiDyn. The Company also received $300,500 as of February 28, 2002 in connection with a private placement offering of convertible promissory notes at an annual interest rate of 10%. The note holders have the right to convert the principal amount into restricted common shares at the fair market value of the stock on the date of conversion. As of February 28, 2002, all but $166,500 of the convertible promissory notes had been converted to common stock. An additional $55,139 and $50,105 were received from the exercise of warrants and stock options, respectively.

     The net loss for the year ended February 28, 2002 was $850,225. In the past the Company has been able to obtain funding necessary for its operations through the issuances of common and preferred stock or through debt related securities. The Company anticipates a net loss for the year ended February 28, 2003, and with a cash balance of $73,102 at February 28, 2002 and expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

     The Company is attempting to improve these conditions by way of financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and product sales. Management believes that appropriate funding will be received and future product sales will result from these opportunities and that the Company will continue operations over the next fiscal year; however, no assurances can be given that sales will be generated or that additional necessary funding will be raised. The Company anticipates it will receive limited royalties from some of its licensed products within fiscal year 2003 and expects the majority of its revenues to stem from development contracts and product sales.

     Should the Company be unsuccessful in the issuance of its equity securities, debt arrangements or other methods of securing funding, or should the Company fail to achieve the increased level of revenues and gross profits required to pay its operating expenses, direction from the Board of Directors as to what action should be taken will be sought.

Subsequent Events

     The Company is currently negotiating to acquire inventories of parts of unassembled consumer products and a trademark associated with those consumer products in order to assemble and market the related products.

Plan of Operation

     The Company has been engaged in the licensing, manufacture, sale and installation of ozone food processing products, ozone washing and laundry sorting and counting systems for commercial and institutional laundries, and research and development of technologies for the sterilization and/or disinfecting of certain consumer products. The Company's principal technology provides an alternative to address food safety and sanitation concerns, healthcare sanitizing, and laundry disinfection and efficiency. Ozone technology is proven to reduce microbial counts on most products without the potential for the organisms to develop immunity or resistance and without leaving residual chemical contaminants. Laundry systems using ozone technology enable users to reduce costs associated with labor, water, energy, chemical, textile replacement and wastewater.

     Since September 11, 2001, the Company has responded to a number of requests for proposals from agencies of the Federal government, submitting proposals for the Company's ozone systems to inactivate anthrax and biological pathogens in general. The Company has written four proposals to the Department of Defense and has begun the process of seeking registration of an ozone biological decontamination chamber, an Eco Wash laundry, and an aqueous ozone wash-down system with the EPA's Office of Solid Waste and Emergency Response for use against anthrax.

     In 2001, the Company changed its business model to include the licensing of proprietary technologies to partners who have resources and infrastructures better suited to successfully commercialize certain of its technologies or products. The Company intends to reduce the historical emphasis on the fully integrated model of design, manufacturing, assembly and sales of applications of its ozone technology to a model that emphasizes licensing, partnering or creating strategic alliances with other entities, and managing manufacturers of its products for sale through distribution or under private label.

     As an example of the revised strategy, the Company entered into a Technology Licensing Agreement with Consolidated Stills and Sterilizers of Boston, MA. The agreement licenses the ozone medical instrument sterilization technology developed and patented by us for an initial licensing fee and future royalties. The Company anticipates negotiating like arrangements on other of its proprietary technologies when the circumstances are beneficial.

     Historically, revenues and cash flow from operations have not been sufficient to support the significant direct and allocated overhead costs. These costs include substantial research and development, design, manufacturing, installation, services, sales, personnel, organizational and other costs associated with a fully integrated business model. The Company believes that its new business model provides for more efficient operations that will conserve cash and management time. The Company also believes this action will promote more rapid market entry and acceptance of its technology through the utilization of the strengths and existing infrastructures of other industry providers wherein the Company's component becomes an incremental cost of the product's sale and support. This model is designed to allow the Company access to revenues generated through licensing and royalty streams, while keeping the overhead low and the valuable human resources focused.

     In February 2002, the Company teamed with its Eco Wash Navy customer to submit a proposal to the Strategic Environmental Research and Development Program (SERDP) for an ozone-based process for cleaning metal parts. The ozone process will be a replacement for a chlorinated solvent based cleaning method that presents environmental hazard issues. Should the bid be successful, an award will be made in January 2003.

     During fiscal 2002, the Company worked on projects applying ozone to the sanitizing of turkey, beef, and pork carcasses, as well as brine used in cured meat products. A pilot scale test was conducted at a turkey plant and a comparison was run against a conventional chlorine treatment process. Initial results showed that low levels (5 ppm) of ozone performed better overall than the higher levels (30 ppm) of chlorine. A full scale, high level (10 ppm) ozone system was designed and proposed to be installed in 2003 for longer term tests.

     The Company believes that certain conditions exist which creates an opportunity for ozone as a new alternative to current sterilization methods, as follows:

      * The Food and Drug Administration (FDA), in coordination with the USDA, issued a final rule effective June 26, 2001. The FDA is amending the food additive regulations to provide for the safe use of ozone in gaseous and aqueous phases as an antimicrobial agent on food, including meat and poultry. [21 CFR Part 173]

      * The USDA's Food Safety and Inspection Service issued a final rule on January 9, 2001, to limit the amount of water retained by raw, single-ingredient meat and poultry products. Under the new regulations, raw, single-ingredient meat or poultry products will not be permitted to retain water unless the establishment producing the product can show that the amount of water retained is an unavoidable consequence of a process used in meeting applicable food safety requirements, such as the Salmonella performance standards. This rule will allow beef, pork, and lamb to use water based sanitation methods only available to poultry producers in the past. Although the effective date has recently been postponed from January 9, 2002 to January 9, 2003, the trend is favorable for the application of aqueous ozone.

     In addition to the specific rulings, the Company believes a number of related actions will create an opportunity for new alternatives to current sanitation methods, such as:

      * New regulatory pathogen reduction standards for Salmonella set forth in the PR/HACCP regulations. [9 CFR 381.94]

      * The food activist groups Center for Science in the Public Interest and S.T.O.P. (Safe Tables Our Priority) exemplify public organizations pushing for tougher standards on food borne pathogens.

      * Agricultural Secretary Ann Veneman's announcement on Dec. 18, 2001 that USDA inspectors will test for Salmonella, and close plants that do not meet food safety requirements.

     Consumers and food producers and processors both large and small are searching for new technologies to address food safety and sterilization concerns. Both consumers and food processors, which have relied heavily on chlorination and other chemicals to decontaminate foods and household items, are being forced to consider alternatives to chlorine and other toxic chemicals. Ozone products offer a lower cost, more environmentally friendly and consumer accepted form of decontamination and sterilization than many other chemical treatments and irradiation.

     The information set forth herein as to anticipated research and development costs, equipment purchases and increases in employees are management's best estimates based upon current plans. Actual expenditures may be greater or less than such estimates depending on many factors including, but not limited to, the availability of new technologies, the completion or lack of completion of certain strategic alliances, the timing and successful completion of the Company's stated requirement to acquire additional operating and growth capital, industry initiatives, success of the Company's research and development efforts, and other factors.

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following:

      * Market acceptance of the Company's products;
      * Obtaining sufficient additional operating capital in the form of debt or equity;
      * The existence of an orderly market in the Company's securities;
      * Increased sales of the various products of the Company;
      * A regulatory climate that permits the Company's technologies and products to obtain commercial acceptance;
      * Continued success in the Company's research and development activities; and
      * Successful completion of strategic alliances.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For information required with respect to this Item 7, see "Consolidated Financial Statements and Schedules" on pages F-1 through F-25 of this report.

                CONSOLIDATED FINANCIAL STATEMENTS
              Cyclo3pss Corporation and Subsidiaries
              Years Ended February 28, 2002 and 2001
               with Report of Independent Auditors

              Cyclo3pss Corporation and Subsidiaries

                Consolidated Financial Statements

              Years Ended February 28, 2002 and 2001




                             Contents


Report of Independent Auditors                                   F-2

Consolidated Financial Statements:

Consolidated Balance Sheets                                      F-4
Consolidated Statements of Operations                            F-6
Consolidated Statements of Stockholders' Deficit                 F-7
Consolidated Statements of Cash Flows                            F-9

Notes to Consolidated Financial Statements                       F-10

Report of Independent Auditors

The Board of Directors and Stockholders
Cyclo3pss Corporation

We have audited the accompanying consolidated balance sheets of Cyclo3pss Corporation and subsidiaries as of February 28, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyclo3pss Corporation and subsidiaries as of February 28, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and periodic cash flow difficulties raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The consolidated financial statements for the year ended February 28, 2002 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/Squire & Company

Orem, Utah
June 11, 2002

Report of Independent Auditors

The Board of Directors
Cyclo3pss Corporation

We have audited the accompanying consolidated balance sheet of Cyclo3pss Corporation and subsidiaries as of February 28, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyclo3pss Corporation and subsidiaries at February 28, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/s/Ernst & Young LLP

Salt Lake City, Utah
June 1, 2001

              Cyclo3pss Corporation and Subsidiaries

                   Consolidated Balance Sheets

                                                      February 28
                                                    2002        2001
Assets
Current assets:
   Cash                                            $   73,102   $  62,022
   Accounts receivable, less allowance for doubtful
   accounts of $17,000 in 2002 and $18,975 in 2001     70,754      28,850
   Note receivable from OxiDyn                             --      80,000
   Prepaid expenses                                     9,319       3,462
                                                    ---------   ---------
Total current assets                                  153,175     174,334

Property and equipment, net                            14,641      46,077

Other assets:
   Acquired patents, net                                   --      36,407
   Developed patents, net                              24,255      36,693

Net assets of discontinued operations:

    Property and Equipment, net                            --      21,723
                                                    ---------   ---------
                                                    $ 192,071   $ 315,234
                                                    =========   =========

See accompanying notes to consolidated financial statements.

              Cyclo3pss Corporation and Subsidiaries

              Consolidated Balance Sheets (Continued)

                                                       February 28
                                                    2002         2001
Liabilities and stockholders' deficit
Current liabilities:
  Accounts payable                               $    129,147 $   124,937
  Accrued liabilities                                 158,782     119,351
  Notes payable                                       741,500   1,000,000
  Note payable to officer                                  --      10,000
  Deferred revenue                                    100,000     100,000
                                                ------------- -----------
Total current liabilities                           1,129,429   1,354,288

Commitments and contingencies

Stockholders' deficit:
  Preferred stock:
    Preferred stock issuable in series: par value
    $0.01, 4,500,000 authorized:
      Series "A" preferred stock; 35,638 shares
        authorized, issued and outstanding
        (liquidation preference of $71,276)               356         356
      Series "B" convertible preferred stock;
        30,000 shares authorized, no shares and
        614 shares issued and outstanding in 2002
        and 2001, respectively                             --           6
      Series "E" convertible redeemable preferred
        stock; 1,000,000 shares authorized, 500,000
        and no shares issued and outstanding in 2002
        and 2001, respectively (liquidation
        preference of $550,000)                         5,000          --
    Class "A" preferred stock, par value $0.01;
      500,000 shares authorized; none issued or
      outstanding                                           -           -
  Common stock, par value $0.001; 55,000,000 shares
    authorized; 38,616,400 shares and 30,352,826
    shares issued in 2002 and 2001, respectively       38,616      30,353
  Additional paid-in capital                       20,630,940  19,504,245
  Deferred stock-based compensation                        --      (1,969)
  Stock subscription received                              --     190,000
  Accumulated deficit                             (21,110,725)(20,260,500)
  Less treasury stock, 264,000 common shares at
    cost                                             (501,545)   (501,545)
                                                  ----------- -----------
Total stockholders' deficit                          (937,358) (1,039,054)
                                                  ----------- -----------
                                                  $   192,071 $   315,234
                                                  =========== ===========

See accompanying notes to consolidated financial statements

              Cyclo3pss Corporation and Subsidiaries

              Consolidated Statements of Operations
                                                      Year Ended
                                                      February 28
                                                    2002        2001
Revenues:
  Products sales                                $    190,504  $    99,304
  Services                                           175,508       89,410
                                                ------------  -----------
Total revenues                                       366,012      188,714

Costs and expenses:
  Cost of products sold                              164,132      132,648
  Cost of services                                    68,028       66,449
  Research and development                            27,231       67,055
  Selling and marketing                              132,533      114,702
  General and administrative                         849,085      749,011
  Depreciation and amortization                       81,785      125,141
                                                ------------  -----------
    Total expenses                                 1,322,794    1,255,006
                                                ------------  -----------

             Loss from continuing operations        (956,782)  (1,066,292)
Interest income                                        5,140        4,845
Interest expense                                    (128,198)     (97,528)
Other income                                              --        4,030
                                                ------------  -----------
             Net loss from continuing operations  (1,079,840)  (1,154,945)

Discontinued operations:
  Gain on sale of discontinued operations            213,539           --
  Income from discontinued operations                 16,076       40,090
                                                ------------  -----------
Net gain from discontinued operations                229,615       40,090

                  Net loss                          (850,225)  (1,114,855)
Preferred stock dividends                                 --      (18,000)
                                                ------------  -----------
Net loss attributable to common stockholders    $   (850,225) $(1,132,855)
                                                ============  ===========
Basic and diluted net income (loss) per common share:
     Continuing operations                      $      (0.03) $     (0.04)
     Discontinued operations                    $       0.01  $      0.00
Net loss per common share- basic and diluted    $      (0.02) $     (0.04)
                                                ============  ===========
Weighted-average number of common shares -
basic and diluted                                 35,588,014   28,375,628
                                                ============  ===========

See accompanying notes to consolidated financial statements.

              Cyclo3pss Corporation and Subsidiaries

         Consolidated Statements of Stockholders' Deficit
                                 Series "B"      Series "C"      Series "E"
                   Series "A"   Convertible     Convertible     Convertible
               Preferred Stock Preferred Stock Preferred Stock Preferred Stock
               Shares   Amounts Shares Amounts Shares Amounts  Shares Amount
Balances at
February 29,
2000            35,638     356     900      9     75      1         -      -

Issuance of
common stock
for services         -       -       -      -      -      -         -      -
Issuance of
common stock
upon conversion
of accrued
interest             -       -       -      -      -      -         -      -
Issuance of
common stock upon
exercise of
warrants             -       -       -      -      -      -         -      -
Issuance of
common stock upon
exercise of
stock options        -       -       -      -      -      -         -      -
Conversions of
Series "B"
preferred stock to
common stock         -       -    (286)    (3)     -      -         -      -
Conversions of
Series "C"
preferred stock to
common stock         -       -       -      -    (75)    (1)        -      -
Deferred stock-
based compensation   -       -       -      -      -      -         -      -
Amortization of
deferred stock
based compensation   -       -       -      -      -      -         -      -
Stock subscription
received in cash     -       -       -      -      -      -         -      -
Recognition of
paid-in-kind
stock dividends on
Series "B" preferred
stock (See Note 8)   -       -       -      -      -      -         -      -
Net loss             -       -       -      -      -      -         -      -
                ------------------------------------------------------------
Balances at
February 28,
2001            35,638     356     614      6      -      -         -      -
Issuance of
common stock
for cash             -       -       -      -      -      -         -      -
Issuance of common
stock on conversion
of stock
subscription         -       -       -      -      -      -         -      -
Issuance of
common stock
for services         -       -       -      -      -      -         -      -
Issuance of
common stock
upon conversion
of accrued
interest             -       -       -      -      -      -         -      -
Issuance of
common stock upon
exercise of
options              -       -       -      -      -      -         -      -
Issuance of
common stock upon
exercise of
warrants             -       -       -      -      -      -         -      -
Conversions of
Series "B"
preferred stock to
common stock         -       -    (614)    (6)     -      -         -      -
Issuance of
Series "E"
preferred stock      -       -       -      -      -      -   500,000  5,000
Interest expense
related to warrants  -       -       -      -      -      -         -      -
Issuance of common
common stock on
conversion of debt   -       -       -      -      -      -         -      -
Amortization of
deferred stock-
based compensation   -       -       -      -      -      -         -      -
Net loss             -       -       -      -      -      -         -      -
Balances at
February 28,
2002            35,638   $ 356       -    $ -      -    $ -   500,000 $5,000
                ============================================================

See accompanying notes to consolidated financial statements.

              Cyclo3pss Corporation and Subsidiaries

         Consolidated Statements of Stockholders' Deficit
                                                             Treasury
                Add'l     Deferred    Stock                    Stock
Common Stock   Paid-In Stock-Based Subscription Accumulated  (Common)
Shares Amounts Capital Compensation  Received     Deficit  Shares AmountsTotal
25,226,066 25,226 19,028,409 $   - $   - $(19,145,645)264,000$(501,545)
(593,189)
   350,000    350    176,710     -     -            -       -        -
177,060
   593,777    594     96,803     -     -            -       -        -
97,397
   382,000    382    190,618     -     -            -       -        -
191,000
   177,800    178     13,299     -     -            -       -        -
13,477
 2,878,933  2,879     (2,876)    -     -            -       -        -
-
   744,250    744       (743)    -     -            -       -        -
-
         -      -      2,025(2,025)    -            -       -        -
-
         -      -          -    56     -            -       -        -
56
         -      -          -     -190,000           -       -        -
190,000
         -      -          -     -     -            -       -        -
-
         -      -          -     -     -   (1,114,855)      -
-(1,114,855)
------------------------------------------------------------------------------
--
30,352,826 30,353
19,504,245(1,969)190,000(20,260,500)264,000(501,545)(1,039,054)
   646,153    646    119,354     -       -          -       -       -
120,000
   974,359    974    189,026     -(190,000)         -       -       -
-
   378,205    378     49,622     -       -          -       -       -
50,000
    41,877     42      6,658     -       -          -       -       -
6,700
   673,292    673     49,432     -       -          -       -       -
50,105
   638,770    639     54,500     -       -          -       -       -
55,139
 4,035,855  4,036     (4,030)    -       -          -       -       -
-
         -      -    495,000     -       -          -       -       -
500,000
         -      -     28,000     -       -          -       -       -
28,000
   875,063    875    139,133     -       -          -       -       -
140,008
         -      -          - 1,969       -          -       -       -
1,969
         -      -          -     -       -   (850,225)      -       -
(850,225)
38,616,400$38,616$20,630,940     -$      -(21,110,725)264,000(501,545)$
(937,358)
==============================================================================
==

See accompanying notes to consolidated financial statements.

              Cyclo3pss Corporation and Subsidiaries

              Consolidated Statements of Cash Flows
                                                       Year Ended
                                                       February 28
                                                      2002     2001
Cash flows from operating activities:
  Net loss                                       $  (850,225)  $(1,114,855)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                      30,664        66,275
    Amortization                                      51,121        73,576
    Common stock issued for services                  50,000       177,060
    Amortization of Stock-based compensation           1,969            56
    Gain on sale of discontinued operation          (213,539)           --
    Bad debt expense                                 209,580            --
    Loss on disposition of property and equipment         --         4,843
    Write off of inventory                                --        17,930
    Interest on convertible debt                     115,710            --
    Changes in assets and liabilities:
      Accounts receivable                            (51,098)       39,898
      Prepaid expenses and other                      (5,857)        2,353
      Accounts payable and accrued liabilities        43,640      (364,710)
                                                 -----------   -----------
Net cash used in operating activities               (618,035)   (1,097,574)

Cash flows from investing activities:
  Purchase of property and equipment                      --        (5,550)
  Proceeds from sale of property and equipment           135         4,128
  Proceeds from sale of discontinued operations      235,000            --
  Increase to Notes Receivable from OxiDyn          (120,386)      (80,000)
  Addition to developed patents and other             (1,378)      (17,246)
                                                 -----------   -----------
Net cash provided (used) in investing activities     113,371       (98,668)

Cash flows from financing activities:
  Proceeds from issuance of Common Stock             120,000            --
  Proceeds from exercise of warrants                  55,139       191,000
  Proceeds from exercise of stock options             50,105        13,477
  Proceeds from issuance of convertible promissory
   notes                                             300,500            --
  Proceeds from issuance of stock subscriptions           --       190,000
  Proceeds from note payable                              --       750,000
  Proceeds from (Payment of) note payable to officer (10,000)       10,000
  Principal payments under capital lease obligations      --        (3,778)
                                                 -----------   -----------
Net cash provided by financing activities            515,744     1,150,699
                                                 -----------   -----------
Net increase (decrease) in cash                       11,080       (45,543)
Cash at beginning of year                             62,022       107,565
                                                 -----------   -----------
Cash at end of year                              $    73,102   $    62,022
                                                 ===========   ===========

Supplemental disclosures:
Interest paid in cash                            $     5,560   $       131
Non-cash investing and financing activities:
Receipt of furniture and fixtures as settlement
of accounts receivable                           $        --   $     1,975
Conversion of Note Payable into preferred stock  $   500,000            --
Conversion of preferred stock into common stock  $        --             4
Conversion of accrued interest into common stock $    75,000   $    97,397
Interest on convertible debt                     $    40,710             -
Deferred stock-based compensation                         --         2,025

See accompanying notes to consolidated financial statements.

              Cyclo3pss Corporation and Subsidiaries

            Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization

Organization

The Corporation was formed in Delaware in 1927. In 1990, the Corporation was reorganized as Cyclo3pss Medical Systems, Inc. In 1995, the Company changed its name to Cyclo3pss Corporation (the Company). The Company is engaged in the licensing, manufacture, sale and installation of ozone food processing products, ozone washing and laundry sorting and counting systems for commercial and institutional laundries, and research and development of technologies for the sterilization and/or disinfection of certain consumer products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cyclopss Medical Systems, Inc., EcoPure, Inc., Cyclopss Laundry Systems, Inc., and Cyclopss Wastewater Systems, Inc. All intercompany balances and transactions have been eliminated.

During fiscal 2001, the Company had an additional wholly owned subsidiary, Cyclopss Biochemical Corporation, which was sold during the year ended February 28, 2002, as described below.

Asset Purchase and sale Agreement with Paragon, LLC

On June 15, 2001, the Company entered into an asset purchase and sale agreement with Paragon, LLC (Paragon). The Principals of Paragon were the employees of Cyclopss Biochemical Corporation. The purchase price was $285,000, which was established as the fair value for the Company, and
approved by the board of directors.   The Company received $30,000 as a down
payment and financed the balance of $255,000 over five years, at 8% interest, secured by Paragon's assets.

The terms of the sale agreement allow for a discount in the purchase price of $50,000 or $40,000 if all amounts due under the note receivable, less the purchase price discount, are paid prior to September 1, 2001 or December 31, 2001, respectively. During the year ended February 28, 2002, the Company received a total of $235,000 from Paragon in connection with this sale, and recorded $213,539 as a gain on the sale of the biochemical products business.

The biochemical products business has been accounted for as discontinued operations and accordingly, the results of operations are segregated from continuing operations in the accompanying 2002 and 2001 statements of operations. Revenues, operating costs and expenses, other income, and expenses and net assets of this business have been reclassified to discontinued operations.

              Cyclo3pss Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Acquisition of OxiDyn Incorporated

In October 2000, the Company entered into a letter of intent for the acquisition/merger of OxiDyn Incorporated (OxiDyn), a North Carolina based manufacturer of ozone based clean-in-place and sanitizing rinsing systems for the beverage and bottling industry. A preliminary acquisition agreement was executed in February 2001, subject to final negotiation, which calls for the Company to issue shares of common stock, the number to be determined by dividing OxiDyn's net book value by the average closing price of the Company's common stock during the five-day trading period immediately prior to the closing date of the acquisition.

In November 2000, the Company loaned $80,000 to OxiDyn to meet its current operating requirements, which was to be repaid upon the closing of the acquisition. In order to provide the above funding, the acquisition agreement called for the Company to complete a private placement offering of at least $300,000 at a price of $0.19 per share, which was to be purchased by OxiDyn's investors and shareholders. The Company received cash of $190,000 related to the offering prior to February 28, 2001, which was reported as a stock subscription received in the financial statements. Subsequent to February 28, 2001, the Company completed the private placement offering receiving gross proceeds of $290,000, including the subscription received, and issued 1,487,179 shares of common stock.

During August 2001 management of the Company decided that the completion of the acquisition was not in the best interest of the Company, and all activities relative to the acquisition ceased. All advances made to OxiDyn have been written off as of February 28, 2002..

Cash

Cash consists primarily of cash in banks and money-market accounts with insignificant interest rate risk. The carrying amount of cash reported on the balance sheets approximates the fair value.

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

              Cyclo3pss Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk (continued)

As a general policy, collateral is not required for accounts receivable; however, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectation. Historical losses have not been material.

Inventory

During the year ended February 28, 2001, the Company wrote off its remaining inventory resulting in a loss of $17,930, and the Company did not maintain any inventory during the year ended February 28, 2002.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Assets acquired pursuant to capital lease obligations are amortized over the assets' estimated useful lives. Leasehold improvements are amortized over the lesser of the estimated useful lives or the remaining lease term. Maintenance and repairs are expensed as incurred.

Intangible assets

Intangible assets consist primarily of patents that are recorded at the lower of cost or their net realizable value. Acquired and developed patents are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining stated life of the patent. Accumulated amortization for acquired and developed patents was $56,204 and $370,715 at February 28, 2002 and 2001, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived and intangible assets for impairment whenever events or circumstances indicate the carrying value of an asset may not be recoverable. Based on the Company's review there has been no impairment of long-lived or intangible assets during the years ended February 28, 2002 and 2001.

              Cyclo3pss Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

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

Revenue Recognition

Revenue for product sales is recognized upon shipment, or in the case of washing and laundry systems, under the percentage of completion method if it involves a long-term contract, otherwise revenue is recognized at the time of shipment. The Company also provides certain services on a time and materials basis.

Deferred revenue is comprised of prepaid license fees received from the license of certain of the Company's technologies. Revenues from license and royalty fees are to be recognized and credited as the licensed technology systems are sold.

Advertising Costs

Advertising costs are expensed during the year in which they are incurred. Advertising expenses were $271 and $6,082, for the years ended February 28, 2002 and 2001, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation.

Under APB No. 25, when the exercise price of the Company's stock options equals the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted SFAS No. 123 for disclosure-only purposes.

              Cyclo3pss Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity investments issued, whichever is more reliably measured. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss for the period by the weighted-average number of the Company's common shares outstanding. Because the Company reported a net loss for each of the fiscal years ended February 28, 2002 and 2001, all common stock equivalents are anti-dilutive and accordingly have been excluded from the earnings per common share computation.

Options and warrants to purchase 3,713,470 and 5,985,558 shares of common stock were outstanding at February 28, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per common share because they were anti-dilutive. Additionally, the Company has convertible debt and convertible preferred stock that was not included in the computation of diluted earnings per common share because their respective converted shares would be anti-dilutive. The convertible debt would convert into 4,546,723 shares of common stock at February 28, 2002. The convertible preferred stock has a conversion price that is determined based on an average trading price, which is established at the date of conversion. Based on the average trading price as determined at February 28, 2002, the preferred stock would convert into 2,941,176 shares of common stock.

              Cyclo3pss Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. There were no items of other comprehensive income in 2002 or prior.

Impact of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("Statement 141"). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. The Company does not expect the adoption of Statement 141 will have a significant impact on its financial statements.

Also in July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets other than goodwill must be amortized over their estimated useful lives. The provisions of Statement 142 are effective for fiscal years beginning after December 15, 2001. The Company reviews its intangible assets and goodwill for impairment pursuant to this Statement. The Company does not expect the adoption of Statement 142 will have a significant impact on its financial statements.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company reviews its long-lived assets in accordance with this statement.

              Cyclo3pss Corporation and Subsidiaries

2. Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses that have resulted in an accumulated deficit at February 28, 2002, of $21,110,725 and periodic cash flow difficulties, all of which raise substantial doubt about the Company's ability to continue as a going concern.

The net loss applicable to common shareholders for the year ended February 28, 2002 was $850,225. In the past the Company has been able to obtain funding necessary for its operations through the issuances of common and preferred stock. With a cash balance of $73,102 at February 28, 2002, and expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

The Company believes that these conditions have resulted from the inherent risks associated with small technology companies. Such risks include, but are not limited to, the ability to (a) generate sales of its product at levels sufficient to cover its costs and provide a return for investors, (b) attract additional capital in order to finance growth, (c) further develop and successfully market commercial products, and (d) successfully compete with other technology companies having financial, production and marketing resources significantly greater than those of the Company.

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

              Cyclo3pss Corporation and Subsidiaries

3. Property and Equipment

Property and equipment consists of the following:

                                              February 28   February 28
                                                  2002          2001
     Equipment                                  $  47,336  $    534,510
     Furniture and fixtures                            --        18,878
     Leasehold improvements                            --       108,275
                                                ---------  ------------
                                                $  47,336       661,663
     Less: accumulated depreciation and
     amortization                                 (32,695)     (593,863)
                                                ---------  ------------
                                                $  14,641  $     67,800
                                                =========  ============

The final payments due under the Company's capital leases were made during fiscal 2001, and the Company had no capital leases during the year ended February 28, 2002.

During fiscal 2001, the Company received furniture and fixtures in full settlement of an accounts receivable balance of $6,420. The Company immediately sold the furniture and fixtures items that were received for cash of $1,975. The remaining accounts receivable balance of $4,445 was written off as uncollectable.

During fiscal 2002, in order to preserve cash, the Company moved to a smaller leased space and disposed of the majority of assets that were no longer in use. All of these assets were fully depreciated.

4. Accrued Liabilities

Accrued liabilities consist of the following:

                                                February 28  February 28
                                                    2002         2001

     Accrued payroll and payroll taxes           $  37,735      $  46,239
     Accrued vacation                               11,795         39,160
     Other                                         109,252         33,952
                                                 ---------      ---------
                                                 $ 158,782      $ 119,351
                                                 =========      =========

              Cyclo3pss Corporation and Subsidiaries

5. Notes Payable

Proctor & Gamble: In December 1999, the Company negotiated a letter of intent with Procter & Gamble, a strategic partner, that provided for two separate financings. The first, an unsecured promissory note for $250,000, was executed and funded in concert with the signing of the letter of intent. The second financing was a convertible secured loan for $750,000 that was funded in the second quarter of fiscal 2001. The loan agreement was collateralized by a first security interest in all of the Company's intellectual property and was due and payable one year from its execution. The loan and accrued interest was convertible, in whole or in part, into the Company's common stock at a price per share of approximately $0.34 at anytime during the loan term.

In February 2001, the Company renegotiated the loan whereby the unpaid accrued interest on the notes of $97,397 was converted into 593,777 shares of common stock. In March 2001, $500,000 of the principal balance was converted into 500,000 shares of Series "E" convertible preferred stock. Under the terms of the renegotiated loan agreement, the remaining $500,000 principal balance was due February 28, 2002. In February of 2002, Procter & Gamble extended the due date of the $500,000 note for 18 months to August 28, 2003. All interest due and payable as of February 28, 2002 has been converted into the new principal balance of $575,000.

Under the terms of the loan agreements, the Company is subject to various covenants, including maintaining minimum liquid assets in the form of cash or marketable securities of $100,000. At February 28, 2002 and continuing subsequent to that date, the Company was in default with the minimum liquid assets covenant and, therefore, the loan may be called at any time.

Convertible Unsecured Promissory Notes: During May 2001, the Company issued $300,500 of 10% convertible unsecured promissory notes due in October 2001. The due date was later amended to May 2002. Each $10,000 of the notes is convertible into 62,500 shares of restricted common stock. Prior to October 2001, $134,000 of the notes were converted to 837,500 shares of common stock. The remaining notes of $166,500 are outstanding at February 28, 2002. The notes were issued with certain detachable common stock coupons and warrants, which resulted in the issuance of an additional 37,563 shares of common stock. The fair value of the warrants is recorded as interest expense in the February 28, 2002, Statement of Operations. Subsequent to February 28, 2002, the remaining $166,500 of notes payable were converted to 1,040,625 shares of common stock.

              Cyclo3pss Corporation and Subsidiaries

6. Commitments

The Company leases two office facilities under non-cancelable operating leases. The future minimum operating lease payments under these lease obligations are as follows at February 28, 2002:

                                              Minimum
                                               Lease
                                              Payments
                      2003                     $ 20,112
                      2004                           --
                      2005                           --
                                               --------
                      Total                    $ 20,112
                                               ========

Rent expense under the non-cancelable operating leases was $67,742 and $91,665 for the years ended February 28, 2002 and 2001, respectively.

The Company had certain capital leases for equipment, which were paid off during the year ended February 28, 2001. Interest expensed for capital lease obligations was $-0- and $131 for the years ended February 28, 2002 and 2001, respectively.

7. Income Taxes

As of February 28, 2002, the Company had federal and state net loss carryforwards of approximately $18,783,000 and $8,908,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $153,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2003 through 2022, if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

              Cyclo3pss Corporation and Subsidiaries

7. Income Taxes (continued)

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of February 28, 2002 and 2001 are as follows:

                                         February 28     February 28
                                            2002             2001

Deferred tax assets:
  Net operating loss carryforwards       $ 6,680,000     $ 6,352,000
  Research credit carryforwards              153,000         152,000
  Other                                       11,000          11,000
                                         -----------     -----------
Net deferred tax assets                    6,844,000       6,515,000
Valuation allowance                       (6,844,000)     (6,515,000)

                                         -----------     -----------
                                         $         -     $         -
                                         ===========     ===========

The net valuation allowance increased by $329,000 and $273,000 during the years ended February 28, 2002 and 2001, respectively.

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

              Cyclo3pss Corporation and Subsidiaries

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

For the year ended February 28, 2001, 286 shares of Series "B" convertible preferred stock were converted into 2,878,933 shares of common stock. For the year ended February 28, 2002, 614 shares of Series "B" convertible preferred stock were converted into a total of 4,035,855 shares of common stock.

At February 28, 2002 and 2001, the Company had aggregate unpaid preferred stock dividends of $ -0- and $281,914, respectively. During the year ended February 28, 2002 the Company paid these dividends in shares of common stock, which were included in the 4,035,855 shares of common stock mentioned above. At February 28, 2002, no Series "B" convertible preferred stock was issued or outstanding.

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

              Cyclo3pss Corporation and Subsidiaries

8. Stockholders' Equity (continued)

Preferred Stock (continued)

The Company issued 206 and 157 shares of Series "C" convertible preferred stock during the years ended February 28, 1999 and February 29, 2000, respectively. During the year ended February 29, 2000, 288 shares of Series "C" convertible preferred stock were converted into 2,884,000 shares of common stock. During the year ended February 28, 2001, the remaining 75 shares of Series "C" convertible preferred stock were converted into 744,250 shares of common stock.

Series "E"

In January 2001, the Board of Directors authorized for issuance 1,000,000 shares of Series "E" convertible redeemable preferred stock with a $0.01 par value and a stated value of $1.00 per share. These shares are convertible immediately after issuance into common shares at a price determined by dividing the aggregate value of the Series "E" convertible preferred Shares to be converted by the "Average Stock Price" as designated by the Board of Directors. The "Average Stock Price" is further defined as the average daily closing bid prices of common shares for the period of five consecutive trading days immediately preceding the date of subscription of the Series "B" convertible shares. These shares do not have voting rights or preemptive rights to acquire other securities. The shares provide for payment of cumulative dividends at 10% annually, payable in cash or stock at the Company's option, and include a liquidation preference equal to $1.00 per share together with all accrued and unpaid dividends. The Company may redeem the Series "E" convertible shares at its option, on or after 145 days from the date of issuance at a price of $1.00 per share, plus any accrued and unpaid dividends.

In March 2001, the Company issued 500,000 shares of Series "E" convertible preferred stock for the conversion of $500,000 of notes payable. At February 28, 2002 the company had aggregate unpaid preferred stock dividends on its Series "E" preferred stock of $50,000.

Common Stock

During the year ended February 28, 2001, the Company received cash of $190,000 related to a subscription for a private placement offering at $0.195 per common share in conjunction with its proposed acquisition of OxiDyn. This transaction resulted in the issuance of 974,359 common shares during the year ended February 28, 2002. Also during the year ended February 28, 2002, the Company completed the private placement offering receiving gross proceeds of $100,000 and issuing 512,820 more common shares at $0.195 per share.

              Cyclo3pss Corporation and Subsidiaries

8. Stockholders' Equity (continued)

Common Stock (continued)

As of February 28, 2002, the Company had reserved shares of common stock for future issuance as follows:

       Stock options                   3,536,907
       Conversion of note payable      4,827,349
       Conversion of preferred stock   2,941,176
                                      ----------
       Total                          11,305,432
                                      ==========
Stock Options

On December 21, 1992, the Company adopted a stock incentive plan (the Plan) that provides for the issuance of options to employees to purchase up to an aggregate of 270,000 common shares. All options are generally granted at no less than the fair market value of the common shares on the date of grant, as determined by the Board of Directors. The options vest beginning one year after the date of grant and expire on the earlier of seven years from the date of vesting, or on termination of employment.

In fiscal 2000, the Board of Directors and shareholders approved an increase in the number of shares available under the Plan by an additional 4,202,727 shares.

On November 24, 1999 the Board of Directors approved granting 4,152,727 options to three officers with an exercise price of $0.065 per share. These options were immediately exercisable.

              Cyclo3pss Corporation and Subsidiaries

8. Stockholders' Equity (continued)

Stock Options (continued)

A summary of stock option activity, and related information for the years ended February 28, 2001 and 2002 follows:

                                     Outstanding Stock Options   Weighted-
                                      Number of         Price     Average
                                      Shares          Per Share Exercise Price
Balance at February
29, 2000                              5,320,955      $0.07-$5.44        $0.37
    Additional authorization
    Options granted                      40,000      $0.37-$0.85        $0.49
    Options exercised                  (127,800)     $0.07-$0.13        $0.07
    Options canceled                   (452,070)     $0.13-$5.44        $1.66
                                      ---------      -----------        -----
Balance at February
28, 2001                             4,781,085      $0.07-$1.85        $0.25
    Additional authorization
    Options granted                      6,614          $0.09          $0.09
    Options exercised                 (673,292)     $0.07-$0.08        $0.07
    Options canceled                  (577,500)     $0.08-$1.85        $1.59
                                     ---------      -----------        -----
Balance at February
28, 2002                             3,536,907      $0.07-$0.37        $0.07
                                     =========      ===========        =====


The weighted-average fair value of options granted in the year ended February 28, 2002 and February 28, 2001 was $0.13 and $0.54, respectively.

Additionally, SFAS No. 123 requires that companies with wide ranges between the high and low exercise prices of its stock options segregate the exercise prices into ranges that are meaningful for assessing the timing and number of additional shares that may be issued and the cash that may be received as a result of the option exercises.

              Cyclo3pss Corporation and Subsidiaries

8. Stockholders' Equity (continued)

Stock Options (continued)

The options outstanding and currently exercisable by exercise price at February 28, 2002 are as follows:

                         Options Outstanding    Options Exercisable
                                   Weighted
                                   Average    Weighted             Weighted
         Range of                 Remaining   Average              Average
         Exercise  Number        Contractual  Exercise    Number   Exercise
          Prices  Outstanding        Life      Price   Exercisable  Price
                                    (Years)
          $0.07   3,506,907          2.8      $0.07    3,506,907    $0.07
          $0.37      30,000          6.0      $0.37       30,000    $0.37
          -----   ---------          ---      -----    ---------    -----
                  3,536,907          2.8      $0.07    3,536,907    $0.07
                  =========                            =========

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001, respectively: risk-free interest rates of 4.16% and 6.64%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 2.030 and 1.339; and a weighted-average expected life of the options of one month and 7.75 years.

The Company's pro forma results are as follows:

                                                2002          2001
Net loss attributable to common stockholders:
      As reported                             $  (850,225)   $(1,132,855)
      Pro forma                                  (851,052)    (1,141,432)

Net loss per common share
      As reported                             $     (0.02)   $     (0.04)
      Pro forma                               $     (0.02)   $     (0.04)

              Cyclo3pss Corporation and Subsidiaries

8. Stockholders' Equity (continued)

Warrants

At February 28, 2002 all of the Company's previously issued and unexercised warrants had expired. At February 28, 2002, the Company had outstanding warrants to purchase common stock as follows:

                          Number of   Exercise
  Warrants Issued       Shares to be  Price Per     Date            Date
In conjunction with      Purchased      share      Issued          Expires

    Debt issuance         176,563       $0.16      May 2001      May 2004


During the year ended February 28, 2002, warrants to purchase 11,250 shares of common stock were exercised at a price of $0.16 per share, for gross proceeds of $1,800. These warrants were originally issued in conjunction with the issuance of convertible promissory notes on May 15, 2001. During the year ended February 28, 2002, warrants to purchase 627,520 shares of common stock were exercised at a price of $0.085 per share for gross proceeds of $53,339 (see Note 9). During the year ended February 28, 2001, warrants to purchase 382,000 shares of common stock were exercised at a price of $0.50 per share for gross proceeds of $191,000. These warrants were originally issued in connection with a private placement offering in October 1997.

9. Contingencies

Mifal Klita, et al. During the period from May through August 1996, the Company sold its Series "B" preferred stock in a private placement offering to certain investors pursuant to the provisions of Securities and Exchange Commission Regulation S. One of the investors, Mifal Klita, a purported Canadian company, filed suit against the Company demanding the removal of the restrictive investment legend which the Company caused to be placed on common shares issued pursuant to the conversion of Series "B" preferred shares. The suit was filed in the Court of Chancery in the State of Delaware, which ruled in favor of the Company on April 8, 1997 and dismissed Mifal Klita's suit. Subsequently, Mifal Klita refiled an amended suit in the Superior Court of the State of Delaware. The final settlement agreement reached by the parties involved, in September 1999, entitled Mifal Klita to the conversion of the Series "B" preferred shares into unrestricted common stock of the Company plus shares for legal fees and other provisions stated in the original agreement and an option to purchase 627,520 shares of common stock at $0.085 per share, exercisable over two years from the settlement date. The stock options were valued using a Black-Scholes option-pricing model. The unrestricted common stock was disbursed monthly over a two-year period.

              Cyclo3pss Corporation and Subsidiaries

9.  Contingencies (continued)

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

The Company is not a party to nor is it presently aware of any pending claims or existing litigation other than that described above

10. Segment Information

On March 7, 2000 the Company internally realigned its ozone businesses, collapsing these separate business units into a single entity. The Company operated in two principal industries; the manufacture, sale and installation of ozone products ("ozone products"); and the manufacture and sale of specialty chemicals ("biochemical products").

On June 15, 2001 the Company sold the assets and business of its biochemical products subsidiary, Cyclopss Biochemical Corporation, to Paragon, LLC. The Company now operates in only one segment.

For the year ended February 8, 2002, four customers accounted for approximately 68% of total net revenues.

For the year ended February 28, 2001, two customers accounted for approximately 71% of total net revenues for ozone products, and one of these customers accounted for approximately 41% of total net revenues for ozone products. Three customers accounted for 86% of total net revenues for the biochemical products, and one of these customers accounted for approximately 58% of total net revenues for biochemical products.

11.  Subsequent Event

The Company is currently negotiating to acquire inventories of parts of unassembled consumer products and a trademark associated with those consumer products in order to assemble and market the related products.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Audit Committee of the Board of Directors of Cyclo3pss Corporation (the "Company") annually considers and recommends to the Board the selection of the Company's independent public accountants. As recommended by the Company's Audit Committee, the Company's Board of Directors on May 20, 2002, dismissed Ernst & Young LLP ("Ernst & Young") as the Company's independent public accountants, and Squire & Company, PC was asked to serve as the Company's independent public accountants effective immediately.

     During the two fiscal years ended February 29, 2000 and February 28, 2001, and through the date of this Form 10-KSB, there were no disagreements with Ernst & Young, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Ernst and Young's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company's consolidated financial statements for such years; and there were no reportable events as defined in item 304 (a) (1) (v) of Regulation S-K. Ernst & Young has not rendered an opinion on the Company's financial statements for the year ended February 28, 2002. Squire & Co. PC has been engaged to render an opinion on the Company's financial statements for the year then ended.

     Except for an explanatory paragraph concerning the Company's ability to continue as a going concern, the audit reports of Ernst & Young, LLP on the financial statements of Cyclo3pss for the years ended February 29, 2000 and February 28, 2001, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

     The Company provided Ernst & Young with a copy of the foregoing disclosures. A letter from Ernst & Young, LLP dated May 30, 2002 was provided to the Securities and Exchange Commission stating its agreement with such statements.

     During the years ended February 29, 2000 and February 28, 2001 and through the date hereof, the Company did not consult with Squire & Company, PC regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company's financial statements or any other matters or reportable events as set forth in items 304 (a) (2) (i) and
(ii) of Regulation S-B.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A. Identification of Directors and Executive Officers. The current directors and officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name                          Age                 Position

Durand M. Smith               54             President, Director

William R. Stoddard           50             CEO, Director

Mondis Nkoy                   38             Controller, Corporate Secretary

Michael J. Lakis, Jr.         65             Director

Richard C. Nelson             71             Director

Steve Sarich, Jr.             80             Director

William A. Anawaty            53             Director

John V. Winings               60             Director

J. Tobin Geatz                43             Director

     There are no family relationships among the Company's officers and directors. Background information concerning the Company's officers and directors is as follows:

     Durand M. Smith, Ph.D.   Dr. Smith has been the President of the Company
since November 2001. Prior to that he was the Vice President of Research and Development since March 1998, and has been a director of the Company since April 1999. Dr. Smith is the former Manager of Advanced Space Programs for General Electric's Aerospace and Defense Group (1973-1988) and Vice President of Engineering for Ithaco Inc, a spacecraft-hardware-engineering firm (1988-1993). Dr. Smith also served as COO of Orion International Technologies (1993-1996), an engineering services company. Prior to joining Cyclopss, Dr. Smith served as the Governor's Science Advisor for the State of New Mexico.

     William R. Stoddard. Mr. Stoddard has been an officer and director of the Company since 1990. From 1986 to 1989, Mr. Stoddard was the Chief Financial Officer of Medivest, Inc. and its subsidiaries. From 1988 to 1990, he was Chief Financial Officer of Medivest Aviation Group, Inc.

     Mondis Nkoy. The Company has employed Ms. Nkoy as Controller since September 1996. She was elected Corporate Secretary in October 1996. For the three years prior to her appointment as Controller she worked as an assistant to the former Controller of the Company. Previous to this time she was completing her education and received a Bachelor of Science Degree from the University of Utah, with a major in Mathematics and a minor in Computer Science.

     Michael J. Lakis. Mr. Lakis joined the Board of Directors on December 1, 1997. Most recently, he served as President and Chief Operating Officer - North America, for Del Monte Fresh Produce Company. Prior to that position, Mr. Lakis was with Chiquita Brands Inc., where he gained over 37 years of experience, including serving as President from 1979 to 1992.

     Richard C. Nelson. Mr. Nelson joined the Company as a director on March 24, 1999. Mr. Nelson is Vice President Emeritus and Consultant of Hyatt Hotels and Resorts. In June 1996, he retired from the day-to-day operations as Vice President and Managing Director of the Grand Hyatt Washington, a 900 room hotel he opened in 1987.

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

     William A. Anawaty. Mr. Anawaty joined the company as a director on August 28, 2000. Mr. Anawaty is the founder and President of Anari, Inc. Prior to his founding Anari, Inc., Mr. Anawaty served in a variety of positions with the US Treasury Department, including International Legal Counsel, Director of Special Programs, and finally, Executive Assistant to the Deputy Secretary.

     John V. Winings. Mr. Winings joined the board in March of 2000. He is a business change executive in manufacturing/engineering firms, with 25 years of experience in large manufacturing companies such as Action Implementors, Inc. and RCS Technologies, Inc. He has been the President/CEO of OxiDyn since August of 1997.

     J. Tobin Geatz. Mr. Geatz was a founding partner of Supercritical Systems in 1999. Supercritical Systems developed a method of cleaning semiconductor chips requiring neither water nor toxic chemicals. The company was sold to Tokyo Electron in the fall of 2000. Mr. Geatz received a Bachelors Degree in Chemistry from West Virginia University.

     B. Compliance With Section 16(a). Section 16 of the Securities Exchange Act of 1934 requires the filing of reports for sales of the Company's common stock made by officers, directors, and 10% or greater shareholders. A Form 4 must be filed within 10 days after the end of the calendar month in which a sale or purchase occurred. Based on the review of Forms 4 filed with the Company all such transactions were filed and no disclosure is required in this Form 10-KSB.

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


                                             Long Term Compensation
          Annual Compensation             Awards      Payouts

Name and                           Other                               All
principal                          Annual   Option/             LTIP   Other
position     Year     Salary Bonue Compen-  Stock      SAR's   Payouts Compen-
                                   sation   Awards     #               sation
------------------------------------------------------------------------------
William R.
Stoddard      2002 $150,000   -0-    -0-      -0-       -0-     -0-      -0-
President     2001 $150,000   -0-    -0-  2,654,354 (1) -0-     -0-      -0-
              2000 $150,000(2)-0-    -0-    450,000 (1) -0-     -0-      -0-

Durand M.
Smith         2002 $120,000   -0-    -0-      -0-       -0-     -0-      -0-
Chairman      2001 $120,000   -0-    -0-  1,105,981 (1) -0-     -0-      -0-
Vice          2000 $120,000   -0-    -0-    350,000 (1) -0-     -0-      -0-
President,
Research and
Development

       (1) Options to acquire shares of common stock.
       (2) William R. Stoddard deferred $31,875 of his annual salary in fiscal 2000, due to cash constraints of the Company. All deferred salaries were paid during 2001.

Stock Options Granted to Executives

     On April 19, 1999, a stock option grant was made for 450,000 common shares to

Mr. Stoddard at $0.10 per share. At the same time, additional options were granted to Dr. Durand Smith for 350,000 common shares at $0.10 per share. These options vested on the date of grant and were exercisable on that date. A Form S-8 was filed on May 13, 1999 to register the common shares underlying these options. All of the above stock options were cancelled in May 1999.

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

     On December 6, 1999, a stock option grant was made for 2,654,354 common shares to Mr. Stoddard at $0.065 per share. At the same time, additional options were granted to Dr. Durand Smith for 1,105,981 common shares at $0.065 per share and to Mondis Nkoy for 442,392 common shares at $0.065. These options vested on the date of grant and were exercisable on that date. A Form S-8 was filed on March 7, 2000 to register the common shares underlying these options.

     No stock options were granted to officers of the Company during fiscal
2002.

     As of February 28, 2002, Durand Smith had exercised 70,000 of the options granted to him at $0.065 per share, Mondis Nkoy had exercised 190,000 of the options granted to her at $0.065 per share and William Stoddard had exercised 305,000 of the options granted to him at $0.065 per share. The shares of common stock underlying the granted options were registered by the Company with the filing of Forms S-8 dated May 13, 1999, and March 7, 2000, which are incorporated herein by reference.

Aggregate Option Exercises and Number/Value of Unexercised Options

     The following table provides information concerning the exercise of options during the last fiscal year, the number of unexercised options held by such persons at the end of the last fiscal year, and the value of such unexercised options as of such date:

                                           Nature of     Value of Unexercised
              Shares Acquired  Values     Unexercised     In-the-money Options
               on exercise    Realized     Options at     at 2/28/2002 ($)(1)
  Name              (#)         ($)        2/28/02 (#)
                                        Exer    Unexer    Exercisable   Unexer
                                       cisable  cisable                cisable
William R.
Stoddard       380,820    $74,869.50  2,273,534  -0-      $261,457      -0-
Mondis Nkoy    190,000    $38,873.07    197,392  -0-      $ 22,700      -0-
Durand Smith         0    $        0  1,035,981  -0-      $119,138      -0-

1 An "In-the-Money" stock option is an option for which the market price of the Company's Common Stock underlying the option on February 28, 2002 exceeded the option exercise price. The value shown is calculated by multiplying the number of unexercised options by the difference between (i) the closing price for the Common Stock on Small Cap Bulletin Board Market on February 28, 2002 ($0.18) and (ii) the exercise price of the stock options ($0.065 for Mr. Stoddard's 2,273,534, Mr. Smith's 1,035,981 and Ms. Nkoy's 197,392 exercisable options).

Compensation of Directors

     The Company's non-employee directors are paid a $10,000 annual fee, plus $500 for each Board of Directors Meeting attended and $250 for each telephonic meeting. On August 26, 1993, the Company's Board of Directors approved a Non-Employee Director's Stock Option Plan that provides for the issuance of a maximum of 75,000 shares of the Company's common stock pursuant to the exercise of options granted under the Plan. The Plan provides that each non-employee director will be issued an option to purchase 5,000 shares of the Company's common stock on the date of the Company's Annual Meeting of Stockholders, commencing in 1994. After an option is granted, it will be exercisable for a period of five years. The Options granted under this plan are exercisable at $1.85 per share. The Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993 approved this Non-Employee Director's Stock Option Plan. The shares of the Company's common stock underlying these options were registered by the Company with the filing of Form S-8 dated August 31, 1994, which is incorporated herein by reference. Effective September 1, 1996 the Company's Board of Directors approved an additional 25,000 options to be granted, 5,000 shares each to Non-Employee Directors on the date of the Company's Annual Meeting of Stockholders in 1997. After these options were granted, they are exercisable for a period of five years. The Options granted under this additional plan are exercisable at $1.07 per share, which is deemed to have been the fair market value of the Company's common stock on September 1, 1996, the date the plan was approved and enacted. As of February 28, 2002, due to the cash constraints of the Company, the board compensation was accrued for approximately one year, or thirteen telephonic meetings plus annual fees, for a total of $63,500. This amount was registered on a form S-3 subsequent to year end, at nineteen cents per common share for 334,211 common shares.

Stock Incentive Plan

     On December 21, 1992, the Company's Board of Directors approved the 1992 Stock Incentive Plan (the "Plan") that provides for the issuance of a maximum of 270,000 shares of the Company's Common Stock pursuant to the exercise of options granted under the Plan. Options granted under the Plan are intended to comply with Section 422 of the Internal Revenue Code of 1986. On May 9, 1994, the Board of Directors amended the Plan. Such amendment did not increase the number of options that may be issued, change the persons who may be granted options, or in any way materially affect the Plan. The Board of Directors or a committee of the Board that selects the persons to whom options are granted and the terms of the options, administers the Plan. The Plan provides that the option price may not be less than 100% of the fair market price of the common shares on the date the option is granted and that no option may be exercisable for longer than 10 years. The Company's stockholders at the Annual Meeting of Stockholders held December 10, 1993 approved the 1992 Stock Incentive Plan. Options under the Plan may be granted to directors and key employees of the Company. The shares of common stock underlying the Options granted under the Plan were registered by the Company with the filing of Form S-8 dated August 31, 1994, which is incorporated herein by reference.

Options Granted under the Plan.

     As of February 28, 2002, there are 30,000 stock options granted and outstanding, and 22,472 stock options that have been granted and exercised, which leaves 217,528 options available for grant under the Plan.

Securities Authorized for Issuance

A summary of stock option activity, and related information for the years ended February 28, 2001 and 2002 follows:

                                  Outstanding Stock Options    Weighted-
                                Number of          Price        Average
                                  Shares        Per Share    Exercise Price

Balance at February 29, 2000    5,320,955    $0.07 - $5.44       $0.37
 Additional authorization
 Options granted                   40,000    $0.37 - $0.85       $0.49
 Options exercised               (127,800)   $0.07 - $0.13       $0.07
 Options canceled                (452,070)   $0.13 - $5.44       $1.66
                                ---------    -------------       -----
Balance at February 28, 2001    4,781,085    $0.07 - $1.85       $0.25
 Additional authorization
 Options granted                    6,614        $0.09           $0.09
 Options exercised               (673,292)   $0.07 - $0.08       $0.07
 Options canceled                (577,500)   $0.08 - $1.85       $1.59
                                ---------    -------------       -----
Balance at February 28, 2002    3,536,907    $0.07 - $0.37       $0.07
                                =========    =============       =====

The options outstanding and currently exercisable by exercise price at February 28, 2002 are as follows:


                         Options Outstanding    Options Exercisable
                                   Weighted
                                   Average    Weighted             Weighted
         Range of                 Remaining   Average              Average
         Exercise  Number        Contractual  Exercise    Number   Exercise
          Prices  Outstanding        Life      Price   Exercisable  Price
                                    (Years)
          $0.07   3,506,907          2.8      $0.07    3,506,907    $0.07
          $0.37      30,000          6.0      $0.37       30,000    $0.37
          -----   ---------          ---      -----    ---------    -----
                  3,536,907          2.8      $0.07    3,536,907    $0.07
                  =========                            =========

As of February 28, 2002, the Company had reserved shares of common stock for future issuance as follows:

          Stock options                   3,536,907
          Conversion of note payable      4,827,349
          Conversion of preferred stock   2,941,176
                                         ----------
          Total                          11,305,432
                                         ==========

At February 28, 2002, the Company had outstanding warrants to purchase common stock as follows:

                          Number of   Exercise
  Warrants Issued       Shares to be  Price Per     Date            Date
In conjunction with/to   Purchased      share      Issued          Expires

    Debt issuance         176,563       $0.16      May 2001      May 2004


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth information regarding shares of the Company's common stock owned beneficially as of May 31, 2002, by (i) each director of the Company, (ii) all officers and directors as a group and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's common stock:

Name and Address of                Amount and Nature of          Percent of
Beneficial Owner                    Beneficial Ownership(1)   Class Ownership

Procter & Gamble (9)                          6,554,878                15.0%
One Procter & Gamble Plaza
Cincinnati, OH 45202

William R. Stoddard (2) (3)                   2,971,248                 6.8%
7105 Highland Drive, Suite #102
Salt Lake City, UT  84121

Durand Smith (2) (7)                          1,171,419                   7%
7105 Highland Drive, Suite #102
Salt Lake City, UT  84121

Steve Sarich, Jr. (2) (4)                     1,237,209                 2.8%
505 Madison Street, Suite #320
Seattle, WA  98104

Mondis Nkoy (2) (5)                             252,392                 0.6%
7105 Highland Drive, Suite #102
Salt Lake City, UT  84121

Michael J. Lakis (2) (6)                        181,457                 0.4%
7105 Highland Drive, Suite #102
Salt Lake City, UT  84121

Tobin Geatz  (2) (11)                           169,439                 0.4%
7105 Highland Drive, Suite #102
Salt Lake City, UT  84121

Richard C. Nelson  (2) (8)                       61,536                 0.1%
7105 Highland Drive, Suite #102
Salt Lake City, UT  84121

William Anawaty  (2) (10)                        66,875                 0.2%
7105 Highland Drive, Suite #102
Salt Lake City, UT  84121

John V. Winings  (2) (12)                         7,000                  --
7105 Highland Drive, Suite #102
Salt Lake City, UT  84121


                              Amount and Nature of          Percent of
                               Beneficial Ownership(1)      Class Ownership
All Officers and Directors
as a Group (10 Persons)                      12,673,453                29.0%

(1) As of May 31, 2002, there were 40,047,088 shares of the Company's common stock issued and outstanding and entitled to vote at the annual meeting. Additionally, there are currently exercisable options and warrants to purchase 3,713,470 shares of the Company's common stock. Therefore, under the rules of the Securities and Exchange Commission, there are deemed to be 43,760,558 shares of the Company's common stock issued and outstanding for purposes of the table above. The shares issuable upon the exercise of the options can only be voted at a shareholders meeting if the options are exercised and the shares issued prior to the record date for the meeting. The shares issuable upon the conversion of promissory notes can only be voted at a shareholders meeting if the notes are converted and the shares issued prior to the record date of the meeting.

(2) These individuals are the directors and/or officers of the Company as of May 31, 2002.

(3) Mr. Stoddard is the record owner of 860,492 of these shares. The balance of 2,111,256 shares are the shares that may be acquired by Mr. Stoddard from
the Company pursuant to an employment stock option.   All of such options are
currently exercisable.

(4)  Mr. Sarich is a director who is currently the record owner of 1,237,309
shares.   He has no exercisable stock options as of February 28, 2002, nor has he been granted any options as of May 31, 2002.

(5) The 252,392 shares of total beneficial ownership shown for Ms. Nkoy are the shares that may be acquired by Ms. Nkoy from the Company pursuant to an
employment stock option.   All of such options are currently exercisable.

(6) Mr. Lakis is a director who is currently the record owner of 181,457 shares. He has no exercisable stock options as of February 28, 2002, nor has he been granted any options as of May 31, 2002.

(7) The 1,171,419 shares of total beneficial ownership shown for Dr. Smith includes 135,438 shares owned of record by Dr. Smith, and 1,035,981 shares which may be acquired by Dr. Smith from the Company pursuant to employment stock option agreements. All of these options are currently exercisable.

(8) Mr. Nelson is a Director who is currently the record owner of 61,536 shares. He has no exercisable stock options as of February 28, 2002, nor has he been granted any options as of May 31, 2002.
                                  34
<PAGE
(9) Procter & Gamble, under the terms of the $1,000,000 loan agreement, may convert the loan amount to common shares at $.164 cents per share. More information about this agreement is under the Liquidity and Capital Resources section of Management's Discussion and Analysis.

(10) Mr. Anawaty is a Director who is currently the record owner of 66,875 shares. He has no exercisable stock options as of February 28, 2002, nor has he been granted any options as of May 31, 2002.

(11) Mr. Geatz is a Director who is currently the record owner of 169,439 shares. He has no exercisable stock options as of February 28, 2002, nor has he been granted any options as of May 31, 2002.

(12) Mr. Winings is a Director who is currently the record owner of 7,000 shares. He has no exercisable stock options as of February 28, 2002, nor has he been granted any options as of May 31, 2002.

Security Ownership of Management

     See Item 11 above.

Changes in Control

     No changes in control of the Company are currently contemplated.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Parents of Company

     The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see Item 11.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(A.)  Documents filed as part of this report:

     1.  Exhibits

     The exhibits which are filed with this Form 10-KSB or incorporated herein by reference are set forth in the Exhibits Index which appears on page 37.

(B.) Reports on Form 8-K

     None

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CYCLO3PSS CORPORATION
Date: June 8, 2002                      By/s/William R. Stoddard
                                        William R. Stoddard
                                        CEO & Chairman
                                        Principal Executive Officer

Date: June 8, 2002                      By/s/ Mondis Nkoy
                                        Mondis Nkoy
                                        Controller, Corporate Secretary
                                        Principal Financial Officer



                              SIGNATURES

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                             Capacity          Date

/s/ Durand M. Smith                   President   June 8, 2002
Durand M. Smith

/s/ William R. Stoddard               CEO         June 8, 2002
William R. Stoddard

/s/ Steve Sarich Jr.                  Director    June 8, 2002
Steve Sarich, Jr.

/s/ Richard C. Nelson                 Director    June 8, 2002
Richard C. Nelson

/s/ Michael J. Lakis                  Director    June 8, 2002
Michael J. Lakis

/s/William A. Anawaty                 Director    June 8, 2002
William A. Anawaty

/s/John V. Winings                    Director    June 8, 2002
John V. Winings

/s/J. Tobin Geatz                     Director    June 8, 2002
J. Tobin Geatz

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

10.4 Stock Option - Dale Winger                        Form 10-SB, 1993 (1)

10.5 Lease Agreement                                   Form 10-SB, 1993 (1)

10.6 Employment Agreement - John M. Williams           Form 10-SB, 1993 (1)

10.7 Employment Agreement - William R. Stoddard        Form 10-SB, 1993 (1)

10.8 Form Indemnification Agreement
     (Identical agreement for all officers and directors)Form 10-SB, 1993 (1)

10.9 Clean Tech Merger Agreement                       Form 10-SB, 1993 (1)

10.10     Intex Acquisition Agreement                  Form 8-K, July 1994 (2)

10.11     Non-Employee Director 1993 Stock Option Plan Form S-8, Aug. 1994 (3)

11.1 Earnings per Share Calculation                    Not Applicable

16.1 Change of Independent Auditors                    Form 8-K, Jan. 1996 (5)

16.2 Consulting Agreement of John Sloan                Form 8-K, Aug. 1996 (6)

16.3 Change of Independent Auditors                    Form 8-K, May 2002 (7)

21.1 Subsidiaries of Registrant                        Attached

23.1 Consent of Ernst & Young, LLP                     Attached

23.2 Consent of Squire & Company, PC                   Attached


(1) Filed as an Exhibit to the Registrant's Registered Statement on Form 10-SB and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's Form 8-K dated July 11, 1994, incorporated herein by reference.

(3) Filed as an Exhibit to the Registrant's Form S-8 dated August 31, 1994, incorporated herein by reference.

(4) Filed as an Exhibit to the Registrant's Form 8-K dated February 2, 1995, incorporated herein by reference.

(5) Filed as an Exhibit to the Registrant's Form 8-K dated January 8, 1996, incorporated herein by reference.

(6) Filed as an Exhibit to the Registrant's Form 8-K dated August 20, 1996, incorporated herein by reference.

 (7) Filed as an Exhibit to the Registrant's Form 8-K dated May 30, 2002, incorporated herein by reference.